Form 10-Q
period 2008-09-30
HIBERNIA HOMESTEAD BANCORP, INC.
filed 2008-12-29
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-151656

Hibernia Homestead Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Louisiana	26-2833386
(State or Other Jurisdiction of Incorporation or Organization) (I.R.S. Employer Identification No.)

325 Carondelet Street New Orleans, Louisiana 70130
(Address of Principal Executive Offices) (Zip Code)

(504) 522-3203
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                  [   ] Yes     [X]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of December 29, 2008, no shares of the Registrant’s common stock were issued and outstanding. *

____________________ * The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Form S-1 was declared effective by the SEC on November 12, 2008.

Hibernia Homestead Bank and Subsidiary
Form 10-Q

Hibernia Homestead Bank and Subsidiary
Consolidated Balance Sheets

	At September 30,	At December 31,
	2008	2007
	(Unaudited)
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$ 1,022	$ 69
Cash, Interest Bearing	18	14

Total Cash and Cash Equivalents	1,040	83

Investment Securities:
Available for Sale	12,292	15,005
Loans Receivable, Net	30,098	29,440
Accrued Interest Receivable	179	188
Investment in FHLB of Dallas Stock	170	166
Investment in FNBB Stock	210	210
Prepaid Income Taxes	--	90
Premises and Equipment, Net	5,358	4,598
Deferred Income Taxes	363	273
Prepaid Expenses and Other Assets	464	123

Total Assets	$50,174	$50,176

Liabilities and Equity

Liabilities
Deposits	$35,205	$34,692
Advances from Federal Home Loan Bank	--	600
Federal Funds Purchased	275	--
Advance Payments by Borrowers for Taxes and Insurance	366	335
Accrued Interest Payable	6	5
Accounts Payable and Other Liabilities	198	236
Income taxes payable	1	--

Total Liabilities	36,050	35,868

Commitments and Contingencies	--	--

Equity
Accumulated Other Comprehensive Loss, Net of Tax Effects	(49)	(224)
Retained Earnings, Substantially Restricted	14,173	14,532

Total Equity	14,124	14,308

Total Liabilities and Equity	$50,174	$50,176

See notes to consolidated financial statements.

Hibernia Homestead Bank and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Interest Income
Loans Receivable
First Mortgage Loans	$ 451	$ 439	$ 1,337	$ 1,324
Commercial Loans	2	--	2	--
Consumer and Other Loans	1	--	4	--
Federal Funds Sold and Cash – Interest Bearing	3	14	8	21
Mortgage-Backed Securities	133	174	441	571
Investment Securities	--	--	--	--
Total Interest Income	590	627	1,792	1,916

Interest Expense
Deposits	227	317	756	929
Borrowed Funds	--	--	6	25
Total Interest Expense	227	317	762	954

Net Interest Income	363	310	1,030	962

Provision for Loan Losses	--	--	--	--

Net Interest Income After
Provision for Loan Losses	363	310	1,030	962

Non-Interest Income
Other Income	10	10	35	34
Rental Income, Net of Related Expenses	15	37	74	105
Total Non-Interest Income	25	47	109	139

Non-Interest Expenses
Salaries and Employee Benefits	276	219	776	678
Occupancy Expenses	82	77	229	226
Data Processing	62	51	173	156
Advertising	46	12	139	37
Professional Fees	34	17	108	52
Supplies and Stationery	12	3	41	13
Telephone and Postage	16	13	46	39
Regulatory Assessments	6	11	27	33
Directors’ Fees	12	9	33	25
Other Operating Expenses	46	26	111	71

Total Non-Interest Expenses	592	438	1,683	1,330

Loss Before Income Tax Benefit	(204)	(81)	(544)	(229)

Income Tax Benefit	(69)	(27)	(185)	(78)

Net Loss	$ (135)	$ (54)	$ (359)	$ (151)

See notes to consolidated financial statements.

Hibernia Homestead Bank and Subsidiary
Consolidated Statements of Equity (Unaudited)
Nine Months Ended September 30, 2008 and 2007

	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In Thousands)

BALANCE – December 31, 2006	$ (370)	$ 14,681	$ 14,311

Net Loss	--	(151)	(151)

Other Comprehensive Income	28	--	28

BALANCE – September 30, 2007	$ (342)	$ 14,530	$ 14,188

BALANCE – December 31, 2007	(224)	14,532	14,308

Net Loss (Unaudited)	--	(359)	(359)

Other Comprehensive Loss (Unaudited)	175	--	175

BALANCE – December 31, 2006	$ (49)	$ 14,173	$ 14,124

See notes to consolidated financial statements.

Hibernia Homestead Bank and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities	(In Thousands)

Net Loss	$(359)	$(151)
Adjustments to Reconcile Net Loss to:
Net Cash (Used in) Provided by Operation Activities
Deferred Income Taxes	(185)	--
Depreciation and Amortization	180	174
Net Discount Accretion	(14)	(21)
Loss on Sale of Securities
Stock Dividend on FHLB of Dallas Stock	(4)	(6)
Changes in Operating Assets and Liabilities:
Decrease in Accrued Interest Receivable	9	55
(Increase) Decrease in Prepaid Expenses and Other Assets	(342)	89
Increase in Accrued Interest Payable	1	--
(Decrease) Increase in Accounts Payable and Other Liabilities	(38)	(115)
Decrease (Increase) in Prepaid Income Taxes	91	(22)

Net Cash (Used in) Provided by Operating Activities	(661)	3

Cash Flows from Investing Activities

Net (Increase) Decrease in Loans Receivable	(658)	706
Purchase of Securities Available for Sale	--
Maturities, Redemptions and Sales of Securities Available for Sale	2,997	4,253
Proceeds from Maturities of Securities Held to Maturity	--
Purchase of Premises and Equipment	(940)	(292)

Net Cash Provided by Investing Activities	1,399	4,667

Cash Flows from Financing Activities

Net Increase (Decrease) in Deposits	513	(1,778)
(Repayments) Advances of Short-Term Borrowings from FHLB of Dallas	(600)	(2,000)
Increase in Federal Funds Purchased	275	--
Net Increase (Decrease) in Advance Payments by Borrowers	31	(4)

Net Cash Provided by (Used in) Financing Activities	219	(3,782)

Net Increase in Cash and Cash Equivalents	957	888

Cash and Cash Equivalents – Beginning of Period	$83	$364

Cash and Cash Equivalents – End of Period	$1,040	$1,252

Supplementary Schedule of Cash Flow Information
Cash Paid for Interest on Deposits and Borrowings	$762	$955
Cash (Received) Paid for Income Taxes	$(91)	$(56)
Market Value Adjustment for (Loss) Gain on Securities Available for Sale	$270	$42

See notes to consolidated financial statements.

Hibernia Homestead Bank and Subsidiary
Notes to Consolidated Financial Statements

Note 1.      Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Hibernia Homestead Bank (the "Bank") is a mutual savings bank and provides a variety of financial services primarily to individual customers through its three branches in New Orleans and Metairie, Louisiana.  The Bank's primary deposit products are checking accounts, money market accounts, interest bearing savings and certificates of deposit.  Its primary lending products are residential mortgage loans.  In fiscal 2008, the Bank introduced new commercial loan products. The Bank provides services to customers in the New Orleans, Metairie and surrounding areas.

The Bank’s operations are subject to customary business risks associated with activities of a financial institution.  Some of those risks include competition from other institutions and changes in economic conditions, interest rates and regulatory requirements.

In August 2005, Hurricane Katrina caused wide-spread devastation in the areas in which the Bank operates.  Certain of the affected areas are still in the process of recovering from the adverse impacts caused by the hurricane.  The adverse financial effects of that catastrophe upon the Bank were recognized in its financial statements at that time.  To date, no significant additional adverse amounts have manifested themselves.  However, since some areas within the Bank's market are still recovering, whether the extent to which those areas eventually recover could adversely affect the future financial condition of area businesses, and the degree of such adverse impact, if any, is unknown at this time.

Basis of Presentation and Principles of Consolidation

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  The consolidated financial statements include the accounts of the Bank and its wholly owned subsidiary, Hibernia Homestead Development Corporation, which was subsequently dissolved in August 2008.  All significant intercompany balances and transactions between the Bank and its wholly owned subsidiary have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Bank's loan portfolio consists of single-family residential loans in the metropolitan New Orleans area.  The majority of loans are secured by first mortgages on the residences of the borrowers and are expected to be repaid from the cash flows of the customers.  Some of the activities that the economy of this region is dependent upon include the petrochemical industry, the port of New Orleans, healthcare and tourism.  Significant declines in economic activities in these areas could affect the borrowers’ ability to repay loans and cause a decline in value of assets securing the loan portfolio.

Hibernia Homestead Bank and Subsidiary
Notes to Consolidated Financial Statements (Continued)

Note 1.      Nature of Operations and Summary of Significant Accounting Policies (Continued)

Use of Estimates (Continued)

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate.  Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change in the near term.

Cash Equivalents

Cash equivalents consist of cash on hand and in banks and federal funds sold.  For purposes of the statements of cash flows, the Bank considers all highly liquid debt instruments with original maturities, when purchased, of less than three months to be cash equivalents.

Loans Receivable

Loans receivable are stated at unpaid principal balances, less the reserve for loan losses, and net of deferred loan origination fees and discounts.

Interest on Loans

Interest on residential mortgage and commercial loans is credited to income as earned.  An allowance is established for interest accrued on loans contractually delinquent three months or more.  Unearned discounts on mortgage loans are taken into income over the life of the loan using the interest method.  Interest on savings account loans is credited to income as earned using the simple interest method.

Reserve for Loan Losses

The reserve for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date.  The reserve is comprised of specific reserves and a general reserve.  In addition, the general reserve considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

Specific reserves are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified.  The reserve related to loans that are identified as impaired is based on discounted expected future cash flows (using the loan’s initial effective interest rate), the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans.  Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  General reserves are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type.

Hibernia Homestead Bank and Subsidiary
Notes to Consolidated Financial Statements (Continued)

Note 1.      Nature of Operations and Summary of Significant Accounting Policies (Continued)

Reserve for Loan Losses (Continued)

Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectibility of the loan portfolio also impact the unallocated reserve levels.  The reserve for loan losses is based on management’s estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate.  The reserve for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the reserve for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings.  Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the reserve.

Impaired Loans

Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate.  As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.  This valuation allowance is recorded in the allowance for loan losses on the balance sheet.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.  Changes in the present value due to the passage of time are recorded as interest income, while changes in estimated cash flows are recorded in the provision for loan losses.

Loan Origination Fees, Commitment Fees and Related Costs

The Bank has adopted the provisions of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases. Accordingly, loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for any prepayments.

Securities

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires the classification of securities into one of three categories: Trading, Available-for-Sale or Held-to-Maturity.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.  Trading account securities are held for resale in anticipation of short-term market movements.  Debt securities are classified as held to maturity when the Bank has the positive intent and ability to hold the securities to maturity.  Securities not classified as held to maturity or trading are classified as available for sale.

Hibernia Homestead Bank and Subsidiary
Notes to Consolidated Financial Statements (Continued)

Note 1.      Nature of Operations and Summary of Significant Accounting Policies (Continued)

Securities (Continued)

Trading account securities are carried at market value.  Gains and losses, both realized and unrealized, are reflected in earnings.

Held-to-maturity securities are stated at amortized cost.  Available for sale securities are stated at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported in a separate component of other comprehensive income.  The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security.  Amortization, accretion and accruing interest are included in interest income on securities.  Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains.  The cost of securities sold is determined based on the specific identification method.

Impaired Securities

Securities available-for-sale or held-to-maturity in which, after acquisition, the Bank believes it will not be able to collect all amounts due according to its contractual terms are considered to be permanently impaired.  In accordance with generally accepted accounting principles, impaired securities are written down to fair value, and any unrealized loss is charged to net income. The written down amount then becomes the security’s new cost basis.

Investment in FHLB of Dallas and FNBB Stock

The Bank maintains investments in membership stocks of First National Bankers Bank (FNBB) and the Federal Home Loan Bank (FHLB) of Dallas.  The carrying amounts of these investments are stated at cost. The Bank is required by law to have an investment in stock of the Federal Home Loan Bank of Dallas.  Effective April 16, 2007, the membership investment requirement is .6% of the member’s total assets, and the activity-based requirement is 4.1% of advances and applicable Mortgage Partnership Finance assets.

Foreclosed Real Estate

Real estate acquired through, or in lieu of, foreclosure is initially recorded at the lower of cost (principal balance of the former mortgage loan plus costs of obtaining title and possession) or fair value at the date of acquisition.  Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

Management periodically performs valuations, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.  Estimated lives are 10 to 30 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment.  Amortization of leasehold improvements is calculated on the straight-line basis over the terms of the leases.

Hibernia Homestead Bank and Subsidiary
Notes to Consolidated Financial Statements (Continued)

Note 1.       Nature of Operations and Summary of Significant Accounting Policies (Continued)

Income Taxes

The Bank recognizes income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.  SFAS No. 109 uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to the difference between financial statement carrying amounts and the tax basis of existing assets and liabilities.  Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes.

Comprehensive Income

The Bank reports comprehensive income in accordance with Statement of Financial Standards (SFAS) No. 130, Reporting Comprehensive Income.  SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of equity and comprehensive income.  SFAS No. 130 requires only additional disclosures in the financial statements, it does not affect the Bank’s financial position or results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(Unaudited)		(Unaudited)
(In Thousands)
Net Loss	$(135)	$ (54)	$(359)	$(151)
Other Comprehensive Income, Net of Tax	202	118	175	28
Unrealized (Loss) Gain on Securities
Total Other Comprehensive Income	202	118	175	28
Total Comprehensive Income (Loss)	$ 67	$ 64	$(184)	$(123)

Statement of Cash Flows

The statement of cash flows was prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 104, Statement of Cash Flows - Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.  This Statement permits certain financial institutions to report, in a statement of cash flows, net receipts and payments for deposits placed, time deposits accepted and repaid and loans made and collected.  Additionally, in accordance with generally accepted accounting principles, interest credited directly to deposit accounts has been accounted for as operating cash payments.

Hibernia Homestead Bank and Subsidiary
Notes to Consolidated Financial Statements (Continued)

Note 1.      Nature of Operations and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (as amended).  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan as of the end of the fiscal year ending after December 31, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51).  This Statement was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  This Statement is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 31, 2008.

Advertising

The Bank follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense was $46,000 and $12,000 for the three months ended September 30, 2008 and 2007 (unaudited), respectively, and $139,000 and $37,000 for the nine months ended September 30, 2008 and 2007 (unaudited), respectively.

Hibernia Homestead Bank and Subsidiary
Notes to Consolidated Financial Statements (Continued)

Note 2.        Investment Securities

A summary of investment securities classified as trading, available for sale and held to maturity is presented below.

Trading Securities

The Bank had no securities classified as trading securities at September 30, 2008 (unaudited) and December 31, 2007.

Available for Sale

The carrying values and estimated market values of available for sale securities at September 30, 2008 (unaudited) and December 31, 2007, are summarized as follows:

	September 30, 2008 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage Backed Securities	$12,366	$ 9	$ (83)	$12,292

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Mortgage Backed Securities	$15,347	$ --	$ 342	$15,005

Hibernia Homestead Bank and Subsidiary
Notes to Consolidated Financial Statements (Continued)

Note 2.      Investment Securities (Continued)

The amortized cost and estimated market values of available for sale securities at September 30, 2008 (unaudited) and at December 31, 2007, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2008 (Unaudited)
	Amortized Cost	Fair Value
	(In Thousands)
Due in One Year or Less	$ --	$ --
Due After One Year Through Five Years	5,304	5,307
Due After Five Years Through Ten Years	2,466	2,434
Due After Ten Years Through Twenty Years	4,133	4,086
Due After Twenty Years	463	465
	$12,366	$12,292

	December 31, 2007
	Amortized Cost	Fair Value
	(In Thousands)
Due in One Year or Less	$ 1,176	$ 1,173
Due After One Year Through Five Years	5,904	5,827
Due After Five Years Through Ten Years	3,125	3,010
Due After Ten Years Through Twenty Years	5,142	4,995
	$15,347	$15,005

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists.  Management does not anticipate a requirement to sell any of the Bank’s investment securities for liquidity or other operating purposes.

The proceeds from the sales, redemptions and maturities of securities available for sale for the nine months ended September 30, 2008 and 2007 (unaudited) were $3.0 million and $4.3 million, respectively.  Gross realized gains for each period ended September 30, 2008 and 2007 amounted to $0 (unaudited).  The proceeds from the sales, redemptions and maturities of securities available for sale for the year ended December 31, 2007 were $4.9 million, resulting in no gains or losses in 2007.

Held-to-Maturity

There were no held-to-maturity securities at September 30, 2008 (unaudited) or December 31, 2007.

Hibernia Homestead Bank and Subsidiary
Notes to Consolidated Financial Statements (Continued)

Note 2.       Investment Securities (Continued)

Gross unrealized losses in investment securities at September 30, 2008 (unaudited) and December 31, 2007 existing for continuous periods of less than 12 months and for continuous periods of 12 months or more at those dates are as follows:

	September 30, 2008 (Unaudited)
	Less Than 12 Months		12 Months or More		Total
	(In Thousands)
Security Description	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for Sale
Mortgage Backed Securities	$7,274	$ 63	$3,271	$20	$10,545	$83

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	(In Thousands)
Security Description	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for Sale
Mortgage Backed Securities	$471	$ --	$14,534	$342	$15,005	$342

Management evaluates securities for other-than-temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At September 30, 2008 (unaudited) and December 31, 2007, these unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Bank has the ability to hold available-for-sale debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

Hibernia Homestead Bank and Subsidiary
Notes to Consolidated Financial Statements (Continued)

Note 3.                 Loans Receivable

Loans receivable at September 30, 2008 (unaudited) and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
	(In Thousands)

First Mortgage Real Estate Loans	$30,053	$29,476
Second Mortgage Real Estate Loans	180	198
Commercial Loans Secured by Real Estate	96	--
Loans on Savings Accounts	16	12
	30,345	29,686
Deferred Loan Origination Costs	26	27
Reserve for Loan Losses	(273)	(273)
Total	$30,098	$29,440

Loan balances past due more than ninety days amounted to $-0- at September 30, 2008 (unaudited) and December 31, 2007.

      Activity in the reserve for loan losses is summarized as follows:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
	(Unaudited)
	(In Thousands)

Balance, Beginning of Period	$273	$273
Provision Charged to Operating Expense	--	--
Loans Charged Off, Net of Recoveries	--	--
Balance, End of Period	$273	$ 273

At September 30, 2008 (unaudited) and December 31, 2007, the total recorded investment in impaired loans, all of which have reserves determined in accordance with the SFAS No. 114 and No. 118, amounted to $-0-.  The reserve for loan losses related to impaired loans at those dates amounted to $-0-.  Interest income recognized on impaired loans was not significant for the nine months ended September 30, 2008 (unaudited), and for the year ended December 31, 2007.  The Bank is not committed to lend additional funds to debtors whose loans have been modified.

In 2005 Hurricane Katrina affected the residents and businesses within the Bank's operating area.  The adverse financial impacts of this event on the Bank's loan portfolio were recognized at that time.  Management continues to closely monitor the loan portfolio, and no substantial additional losses directly related to this catastrophe have been experienced to date.  However, as indicated previously, the extent to which the still affected areas within the Bank's market eventually recover is unknown at this time as are the ultimate adverse additional impacts that the hurricane might have, if any, on the Bank's loan portfolio.

Hibernia Homestead Bank and Subsidiary
Notes to Consolidated Financial Statements (Continued)

Note 4.                 Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation as a result of its conversion to a state chartered savings bank in March 2008.  Prior to this, the Bank’s primary federal regulator was the Office of Thrift Supervision.  Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material affect on the Bank and the consolidated financial statements.

Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

The Bank, at September 30, 2008 (unaudited) and December 31, 2007, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
(Dollars In Thousands)
September 30, 2008 (unaudited)
Tier 1 Capital (to Average Assets)	$13,810	27.78%	$1,989	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$13,810	53.47%	$1,033	4.00%
Total 1 Capital (to Risk-Weighted Assets)	$14,083	54.53%	$2,066	8.00%

For the nine months ended September 30, 2008 (unaudited), the Bank was required to file its quarterly report of condition with the FDIC.  Prior to these filings, the Bank filed its financial data with the OTS.  The FDIC does not have tangible capital requirements as does the OTS.

	Actual		Required
	Amount	Ratio	Amount	Ratio
(Dollars In Thousands)
December 31, 2007:
Total Risk-Based Capital (to Risk-Weighted Assets)	$14,805	60.60%	$1,892	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	$14,532	61.44%	$946	4.00%
Tier 1 Capital (to Adjusted Total Assets)	$14,532	28.76%	$2,021	4.00%
Tier 1 Capital (to Adjusted Total Assets)	$14,532	28.76%	$1,516	3.00%
Tangible Capital (to Adjusted Total Assets)	$14,532	28.76%	$1,011	2.00%

Hibernia Homestead Bank and Subsidiary
Notes to Consolidated Financial Statements (Continued)

Note 4.       Regulatory Matters (Continued)

A reconciliation of the Bank’s capital determined under accounting principles generally accepted in the United States of America to Tier 1 Capital and Total Risk-Based Capital as of September 30, 2008 (unaudited) and December 31, 2007 follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
	(In Thousands)
Capital Under GAAP	$14,124	$ 14,308
Unrealized Loss on Available for Sale Securities	49	224
Disallowed Deferred Tax Assets	(363)	--
Tier 1 Capital	13,810	14,532
Allowance for Loan Losses	273	273
Total Risk Based Capital	$14,083	$14,805

Note 5       Mutual to Stock Conversion

On March 17, 2008, the Bank received approval from the Louisiana Office of Financial Institutions to change its name from Hibernia Homestead and Savings Association to Hibernia Homestead Bank.  The name change was done in conjunction with the Bank’s conversion from a Louisiana-chartered mutual savings and loan association to a Louisiana-chartered mutual savings bank.

On May 2, 2008, the Board of Directors of the Bank unanimously adopted a Plan of Conversion (the "Plan"). Pursuant to the Plan, the Bank will:  (i) convert to a Louisiana-chartered stock savings bank as the successor to the Bank in its current mutual form; and (ii) organize the Hibernia Homestead Bancorp, Inc. (the “Holding Company”) as a Louisiana-chartered corporation that will own 100% of the common stock of the Bank in stock form.  The Bank in stock form will succeed to the business and operations of the Bank in its mutual form and the Holding Company will offer shares of its common stock in a public stock offering.  The Plan was conditionally approved by the Louisiana Office of Financial Institutions and has received a letter of intent not to object from the FDIC.  The Plan must also be approved by the Bank's voting members at a special meeting scheduled to be held on January 7, 2009.

On November 20, 2008, the Holding Company commenced its offering to the Banks’ depositors, members of the community and the Bank’s employee stock ownership plan of shares of common stock representing the estimated pro forma market value of the common stock as determined by an independent appraisal.  Costs incurred in connection with the offering will be recorded as a reduction of the proceeds from the offering.  If the transaction is not consummated, all costs incurred in connection with the transactions will be expensed.

At the completion of the conversion, the Bank will establish a liquidation account in the amount equal to the Bank's retained earnings contained in the final prospectus.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain deposit accounts in the Bank after conversion.

In the event of a complete liquidation (and only in such event), each eligible account holder and supplemental eligible account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to common stock.  Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account will not restrict the use or application of such retained earnings.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to Hibernia Homestead Bancorp, Inc. (the “Company”) and Hibernia Homestead Bank (the “Bank” or “Hibernia Homestead”)  that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in portions of this document the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Bank or their management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company and/or the Bank with respect to forward-looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

General

The Company was formed by the Bank in June 2008, in connection with the Bank’s proposed conversion to a Louisiana chartered stock form savings bank (the “Conversion”) and has not yet commenced operations. The Company’s results of operations initially will be primarily dependent on the results of the Bank, which will be a wholly owned subsidiary upon completion of the Conversion.  The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense.  The Bank’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Critical Accounting Policies

In reviewing and understanding financial information for Hibernia Homestead, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.  These policies are described in Note 1 of the notes to our financial statements. The accounting and financial reporting policies of Hibernia Homestead conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

    Allowance for Loan Losses.  The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date.  The reserve is comprised of specific reserves and a general reserve.  Specific reserves are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified.  The reserve related to loans that are identified as impaired is based on discounted expected future cash flows using the loan's initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans.  Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  General reserves are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type.  For the general reserve, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the reserve levels.  The reserve for loan losses is based on management's estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate.  The reserve for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the reserve for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings.  Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the reserve.

Income Taxes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws.  Realizing our deferred tax assets principally depends upon our achieving projected future taxable income.  We may change our judgments regarding future profitability due to future market conditions and other factors.  We may adjust our deferred tax asset balances if our judgments change.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Hibernia Homestead's total assets remained relatively unchanged, amounting to $50.2 million at September 30, 2008 and December 31, 2007.  During the first nine months of 2008, the largest increase was in cash and cash equivalents, which increased $957,000 and was offset by a decrease of $2.7 million in investment securities available for sale.  The increase in cash and cash equivalents as of September 30, 2008, is a result of normal fluctuations in daily cash balances due to customer transactions and automated clearings, coupled with management’s efforts to anticipate funding needs and maintain sufficient average compensating balances with correspondents to minimize service charges.  The average balances of cash and cash equivalents, for the three and nine months ended September 30, 2008, were $1.2 million and $987,000, respectively, as compared to $918,000 for the year ended December 31, 2007.  Our net loans receivable increased by $658,000, or 2.2%, to $30.1 million at September 30, 2008, compared to $29.4 million at December 31, 2007.  During the first nine months of 2008 our total loan originations amounted to $4.1 million and loan principal payments were $3.1 million.  Our total investment securities amounted to $12.3 million at September 30, 2008, compared to $15.0 million at December 31, 2007, a decrease of $2.7 million, or 18.1%. The decrease in investment securities was due to maturities of $707,000 and paydowns received during the period.

    Hibernia Homestead's deposits increased $513,000, or 1.5%, to $35.2 million at September 30, 2008, compared to $34.7 million at December 31, 2007, which reflected normal deposit inflows during the period.  The average balance of deposits, however, decreased to $35.0 million for the nine months ended September 30, 2008 from $37.3 million for the prior year period.  We did not hold any Federal Home Loan Bank advances at September 30, 2008, compared to $600,000 of Federal Home Loan Bank advances at December 31, 2007, as we implemented our strategy to manage interest rate risk by paying down higher cost borrowings.  Our retained earnings amounted to $14.2 million at September 30, 2008 compared to $14.5 million at December 31, 2007, a decrease of $359,000, or 2.5%.  The reason for the decrease in our retained earnings was a net loss of $359,000 for the first nine months of 2008.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2008 and 2007.

For the three months ended September 30, 2008, Hibernia Homestead had a net loss of $135,000 compared to a net loss of $54,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, our net loss was $359,000 compared to a net loss of $151,000 for the first nine months of 2007.  Our results in the 2008 periods reflect in part a reduction in the average balance of interest-earning assets which has offset, in whole or in part, the increases in our net interest margins for the quarterly and nine month periods ended September 30, 2008.  In addition, our non-interest expenses increased over the prior year for both the three and nine month periods.  Our net interest margin increased by 69 basis points to 3.38% for the three months ended September 30, 2008 compared to 2.69% for the three months ended September 30, 2007, while our average interest rate spread improved to 2.91% for the three months ended September 30, 2008, compared to 2.03% for the three months ended September 30, 2007.  For the first nine months of 2008, our net interest margin and net interest spread were 3.17% and 2.58%, respectively, compared to 2.74% and 2.06%, respectively, for the nine months ended September 30, 2007.  During the first nine months of 2008, the average rate paid on certificates of deposit decreased 74 basis points from 4.69% for the nine months ended September 30, 2007, to 3.95% for the nine months ended September 30, 2008. Lower rates on certificates of deposit during the nine months ended September 30, 2008, reflect general interest rate declines during the period and management’s decision not to aggressively compete for certificate deposits.  We also repaid $600,000 of Federal Home Loan Bank advances during the nine month period as part of our continuing strategy to manage our interest rate risk by paying down higher cost borrowings.

Hibernia Homestead's total interest income was $590,000 for the three months ended September 30, 2008, compared to $627,000 for the three months ended September 30, 2007, a $37,000 or 5.9% decrease.  For the nine months ended September 30, 2008, total interest income was $1.8 million compared to $1.9 million for the nine months ended September 30, 2007, a $124,000 or 6.5% decrease.  The decreases in interest income in the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, were due primarily to decreases in the average balance of our interest-earning assets, particularly mortgage-backed securities, during both periods.  The average yield on our interest-earning assets was 5.52% for the three months and nine months ended September 30, 2008, compared to 5.48% and 5.47% for the respective comparable periods in 2007.

Hibernia Homestead's total interest expense was $227,000 for the three months ended September 30, 2008, compared to $317,000 for the three months ended September 30, 2007, a decrease of $90,000 or 28.4%.  Our total interest expense was $762,000 for the nine months ended September 30, 2008, compared to $954,000 for the nine months ended September 30, 2007, a $192,000 or 20.1% decline.  The decreases in interest expense for the three and nine month periods ended September 30, 2008, were primarily due to lower average rates of interest paid on both our certificates of deposit and our borrowings in the 2008 periods combined with decreases in the average balances of our interest-bearing liabilities.  Our average rate paid on interest-bearing liabilities was 2.61% for the three months ended September 30, 2008, compared to 3.45% for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, our average rate paid on interest-bearing liabilities was 2.94% compared to 3.41% for the nine months ended September 30, 2007.

 Hibernia Homestead's total non-interest income, which consists of rental income, fees and service charges, and realized gains and losses on investments, amounted to a $25,000 for the three months ended September 30, 2008, compared to $47,000 for the three months ended September 30, 2007, a $22,000 or 46.8% decrease.  For the nine months ended September 30, 2008, our non-interest income was $109,000 compared to $139,000 for the nine months ended September 30, 2007, a $30,000 or 21.6% decrease.

Hibernia Homestead's total non-interest expense increased by $154,000, or 35.2%, to $592,000 in the quarter ended September 30, 2008, compared to $438,000 in the quarter ended September 30, 2007.  For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, our non-interest expense increased by $353,000, or 26.5%.  The primary reasons for the increase in non-interest expense for the first nine months of 2008 were an increase in salary and compensation expense of $98,000, primarily due to the hiring of a Senior Vice President of Retail Banking in late 2007 and Senior Commercial Loan Officer in early 2008, an increase in occupancy expense of $3,000, primarily as a result of the relocation of our Metairie branch office in June 2008, an increase in advertising and marketing expense of $102,000, primarily due to the change in Hibernia Homestead Bank's name and the addition of new products and services.  We also incurred additional legal and professional fees of $53,000 in connection with the conversion of Hibernia Homestead's charter to a state savings bank which was effective in March 2008.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  As Hibernia Homestead owned no tax-exempt securities during the periods presented, no yield adjustments were made.  All average balances are based on daily averages.

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$29,783	$454	6.10%	$28,975	$439	6.07%
Investment securities	12,257	133	4.33	15,767	174	4.43
Other interest-earning assets	684	3	1.99	1,070	14	5.01
Total interest-earning assets	42,724	590	5.52%	45,812	627	5.48%
Non-interest-earning assets	7,235			6,052
Total assets	$49,959			$51,864
Interest-bearing liabilities:
Savings, NOW and money market accounts	12,456	33	1.04%	12,609	31	0.99%
Certificates of deposit	22,138	194	3.48	23,901	286	4.75
Total deposits	34,594	227	2.61	36,510	317	3.45
FHLB advances	20	--	--	--	--	--
Total interest-bearing liabilities	34,614	227	2.61%	36,510	317	3.45%
Non-interest-bearing liabilities	1,332			1,213
Total liabilities	35,946			37,723
Retained earnings	14,013			14,141
Total liabilities and retained earnings	$49,959			$51,864
Net interest-earning assets	$8,110			$ 9,302
Net interest income; average interest rate spread		$363	2.91%		$310	2.03%
Net interest margin(2)			3.38%			2.69%
Average interest-earning assets to average interest-bearing liabilities			123.43%			125.48%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2008				2007
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:		(Dollars in thousands)
Loans receivable(1)	$29,287	$1,343	6.11%	$29,039	$1,324	6.08%
Investment securities	13,559	441	4.33	17,105	571	4.45
Other interest-earning assets	472	8	2.26	560	21	5.03
Total interest-earning assets	43,318	1,792	5.52%	46,704	1,916	5.47%
Non-interest-earning assets	6,672			5,935
Total assets	$49,990			$52,639
Interest-bearing liabilities:
Savings, NOW and money market accounts	12,026	96	1.06%	13,057	100	1.02%
Certificates of deposit	22,265	660	3.95	23,550	829	4.69
Total deposits	34,291	756	2.93	36,607	929	3.38
FHLB advances	235	6	3.40	625	25	5.21
Total interest-bearing liabilities	34,526	762	2.94%	37,232	954	3.41%
Non-interest-bearing liabilities	1,245			1,193
Total liabilities	35,771			38,425
Retained earnings	14,219			14,214
Total liabilities and retained earnings	$49,990			$52,639
Net interest-earning assets	$8,792			$9,472
Net interest income; average interest rate spread		$1,030	2.58%		$962	2.06%
Net interest margin(2)			3.17%			2.74%
Average interest-earning assets to average interest-bearing liabilities			125.46%			125.44%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred in our loan portfolio.  The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date.  The reserve is comprised of specific reserves and a general reserve.

Specific reserves are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified.  The reserve related to loans that are identified as impaired is based on discounted expected future cash flows using the loan's initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans.  Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  General reserves are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type.  For the general reserve, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the reserve levels.  The reserve for loan losses is based on management's estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate.  The reserve for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the reserve for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings.  Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the reserve.

     No provision was made to the allowance during the nine months ended September 30, 2008 or during fiscal 2007.  To the best of management's knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable.

In 2005, Hurricane Katrina affected the residents and businesses within Hibernia Homestead's market area.  The adverse financial impacts of this event on the Hibernia Homestead's loan portfolio were recognized at that time.  Management continues to closely monitor the loan portfolio, and no substantial additional losses directly related to Hurricane Katrina have been experienced to date.  However, the extent to which the still affected areas within Hibernia Homestead's market eventually recover is unknown at this time as are the ultimate adverse additional impacts that might have, if any, on Hibernia Homestead's loan portfolio.

Liquidity and Capital Resources

Hibernia Homestead maintains levels of liquid assets deemed adequate by management.  Hibernia Homestead adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Hibernia Homestead also adjusts liquidity as appropriate to meet asset and liability management objectives.

Hibernia Homestead's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, rental income and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Hibernia Homestead sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Hibernia Homestead invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Hibernia Homestead's cash and cash equivalents amounted to $1.0 million at September 30, 2008.

A significant portion of Hibernia Homestead's liquidity consists of non-interest earning deposits.  Hibernia Homestead's primary sources of cash are principal repayments on loans and increases in deposit accounts.  If Hibernia Homestead requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At September 30, 2008, Hibernia Homestead did not have any advances from the Federal Home Loan Bank of Dallas and had $17.8 million in borrowing capacity.  Additionally, at September 30, 2008, Hibernia Homestead was a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Federal Funds in an amount not to exceed $4.3 million.  As of September 30, 2008, Hibernia Homestead had $275,000 of federal funds purchased from First National Banker's Bank.

At September 30, 2008, Hibernia Homestead had outstanding loan commitments of $2.0 million to originate loans.  At September 30, 2008, certificates of deposit scheduled to mature in less than one year totaled $19.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  Hibernia Homestead intends to utilize its liquidity to fund its lending activities.

Hibernia Homestead is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At September 30, 2008, Hibernia Homestead exceeded each of its capital requirements with ratios of 27.78%, 53.47% and 54.53%, respectively.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  Our exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  In general, we do not require collateral or other security to support financial instruments with off–balance sheet credit risk.

    Commitments.  The following table summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2008.

	Total Amounts Committed at September 30, 2008	Amount of Commitment Expiration - Per Period

		To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Lines of credit	$ 225	$ 225	$ --	$ --	$ --
Undisbursed portion of loans in process	1,018	1,018	--	--	--
Commitments to originate loans	714	714	--	--	--
Total commitments	$1,957	$1,957	$ --	$ --	$ --

Contractual Cash Obligations.  The following table summarize our contractual cash obligations at September 30, 2008.

	Total at	Payments Due By Period
	September 30, 2008	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Certificates of deposit	$21,760	$19,804	$1,956	$ --	$ --
Federal funds purchased	275	275	--	--	--
Total contractual obligations	$22,035	$20,079	$1,956	$ --	$ --

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein regarding Hibernia Homestead Bank have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Hibernia Homestead Bank’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Hibernia Homestead Bank’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Bank’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates” in the Company’s prospectus dated November 12, 2008.  There has been no material change in the Bank’s asset and liability position or the market value of the Bank’s equity since December 31, 2007.

Item 4T – Controls and Procedures.

Our management evaluated, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A – Risk Factors.

See “Risk Factors” at pages 14-19 in the prospectus included in the Company’s registration statement on Form S-1 (File No. 333-151656), which is incorporated herein by reference thereto. There have been no material changes from the risk factors previously disclosed in the Company’s prospectus.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

There are no matters to be reported under this item.

Item 3 – Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 – Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.

Item 5 – Other Information.

There are no matters required to be reported under this item.

Item 6 – Exhibits.

List of exhibits: (filed herewith unless otherwise noted)

No.	Description
2.1	Plan of Conversion (1)
3.1	Articles of Incorporation of Hibernia Homestead Bancorp, Inc.(1)
3.2	Bylaws of Hibernia Homestead Bancorp, Inc.(1)
4.0	Form of Stock Certificate of Hibernia Homestead Bancorp, Inc.(1)
10.1	Letter Agreement between Hibernia Homestead Bank and Michael G. Gretchen, dated November 19, 2007(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	13a-14(a)/15d-14(a) Section 302 Certification of the Chief Financial Officer
32.1	Section 1350 Certification
_____________
(1)
Incorporated by reference from the identically numbered exhibit included in the Company’s Registration Statement on Form S-1, filed on June 13, 2008, as amended, and declared effective on November 12, 2008 (File No. 333-151656).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA HOMESTEAD BANCORP, INC.

Date: December 29, 2008	By:	/s/ A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer

Date: December 29, 2008	By:	/s/ Donna T. Guerra
Donna T. Guerra
Senior Vice President and Chief Financial Officer