Form 10-K
period 2008-12-31
HIBERNIA HOMESTEAD BANCORP, INC.
filed 2009-03-31
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-53555
HIBERNIA HOMESTEAD BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Louisiana	26-2833386

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

325 Carondelet Street, New Orleans, Louisiana	70130

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (504) 522-3203
Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the 874,768 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $10.495 for the common stock on January 28, 2009, the first trading day following our initial public offering, as reported by the OTC Bulletin Board, was approximately $9.2 million. The registrant has provided this information as of January 28, 2009 because it had no stock outstanding as of the last business day of its most recently completed second fiscal quarter. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of March 30, 2009: 1,113,334
DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HIBERNIA HOMESTEAD BANCORP, INC.
2008 ANNUAL REPORT ON FORM 10-K

 i

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Hibernia Homestead Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Hibernia Homestead Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Hibernia Homestead Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Hibernia Homestead Bancorp, Inc. will be engaged. Hibernia Homestead Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.
As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Hibernia Homestead Bancorp, Inc., a Louisiana corporation, and the term the “Bank” refers to Hibernia Homestead Bank, a Louisiana chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.
PART I
Item 1. Business.
General. Hibernia Homestead Bancorp, Inc. is a Louisiana corporation which was recently organized to be the stock holding company for Hibernia Homestead Bank in connection with our conversion and offering completed on January 27, 2009. Hibernia Homestead Bank is a Louisiana chartered community-oriented savings bank which was originally organized in 1903 as a Louisiana chartered mutual savings association and is headquartered in New Orleans, Louisiana. As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The results of operations presented in this Annual Report on Form 10-K are the results of operations of Hibernia Homestead Bank and its wholly owned subsidiary, Hibernia Homestead Development Corporation, which was dissolved in August 2008. The Company had not commenced operations as of December 31, 2008. As of December 31, 2008, the Bank, on a consolidated basis, had total assets of $58.2 million, total deposits of $43.1 million, and total stockholders’ equity of $14.2 million.
On January 27, 2009, our conversion and offering were completed after which Hibernia Homestead Bancorp was organized as the new stock-form holding company for the Bank. A total of 1,113,334 shares of common stock of the Company were sold at $10 per share in the subscription and community offerings through which the Company received proceeds of approximately $10.4 million, net of offering costs of approximately $769,000. For further information on Hibernia Homestead Bank’s conversion, see Note 19 in the Notes to the Consolidated Financial Statements in Item 8 herein.

Hibernia Homestead Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, maturities of investments and funds borrowed from outside sources such as the FHLB of Dallas. These funds are primarily used for the origination of single-family residential first mortgage loans, and, to a lesser extent, commercial real estate mortgage loans, commercial business loans, home equity loans and lines of credit, construction and land loans and other loans. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.
We are an active originator of residential home mortgage loans in our market area. Historically, Hibernia Homestead Bank was a traditional thrift institution with an emphasis on fixed-rate long-term single-family residential first mortgage loans. As part of implementing our business strategy, we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and commercial business loans in fiscal 2008. We recently hired senior management officers with significant commercial lending experience in our market area. Commercial real estate loans and commercial business loans were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.
Our headquarters office is located at 325 Carondelet Street, New Orleans, Louisiana, and our telephone number is (504) 522-3203. We maintain a website at www.hibbank.com, and provide our customers with on-line banking services. Information on our website should not be considered a part of this Form 10-K.
Market Area and Competition
Hibernia Homestead Bank conducts its operations through its main office in New Orleans, Louisiana located in Orleans Parish, one additional branch office in New Orleans and one branch office located in Metairie, Louisiana, which is in Jefferson Parish. In August 2005, Hurricane Katrina affected a wide area along the Gulf Coast, including parts of Louisiana, Mississippi, and Alabama with the New Orleans metropolitan area incurring the greatest damage. Hibernia Homestead Bank’s three banking offices are located in business districts that did not suffer long-term damage from Hurricane Katrina and will likely lead other areas in recovery.
Rebuilding efforts continue in metropolitan New Orleans, and the pace of home renovations and demolitions has escalated, especially in Orleans Parish. Hibernia Homestead Bank believes that there will continue to be significant long-term opportunities for it to participate in the rebuilding and relocation efforts in southern Louisiana and coastal Mississippi through lending and other banking services.
We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Within our market area, more than 50 other banks, savings institutions and credit unions are operating. Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.
Hibernia Homestead Bank’s Lending Activities
General. At December 31, 2008, the net loan portfolio of Hibernia Homestead Bank amounted to $32.3 million, representing approximately 55.4% of its total assets at that date. The principal lending activity of Hibernia Homestead Bank is the origination of one- to four-family residential loans. At December 31, 2008, one-to-four family residential loans amounted to $29.9 million, or 92.1% of its total loan portfolio. At December 31, 2008, multi-family residential loans totaled $769,000, or 2.4% of the total loan portfolio. Residential construction and land loans and home equity lines of credit totaled $1.5 million and $153,000, or 4.5% and 0.5%, respectively, of the total loan portfolio at December 31, 2008.
The types of loans that Hibernia Homestead Bank may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

As a Louisiana-chartered savings bank, Hibernia Homestead Bank is subject to a regulatory loan to one borrower limit. As of December 31, 2008, the Bank’s loans to one borrower limit was $3.4 million. Notwithstanding this regulatory limit, Hibernia Homestead Bank has set policy limits of $1.2 million for residential loans to any one individual and related parties and $1.5 million for commercial real estate, non-real estate commercial and industrial loans and commercial lines of credit to any one individual or entity and related parties. Our loan to one borrower limit has increased after we completed our conversion in January 2009 and we expect to increase our internal loan limits as a result. At December 31, 2008, Hibernia Homestead Bank’s five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.2 million, $769,000, $577,000, $470,000 and $469,000. Four of Hibernia Homestead Bank’s five largest loans or groups of loans were performing in accordance with their terms at December 31, 2008. One of the Bank’s five largest loans totaling $470,000 was 30-89 days past due at December 31, 2008. The loan is secured by a single family residence in New Orleans.
Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2008		2007
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$29,936	92.07%	$27,839	93.78%
Multi-family residential	769	2.37	786	2.65
Second mortgage residential	63	0.19	146	0.49
Residential construction and land loans	1,468	4.52	851	2.86
Commercial-real estate secured	91	0.28	—	—

Total real estate loans	32,327	99.43	29,622	99.78

Other loans:
Home equity line of credit	153	0.47	52	0.18
Loans secured by deposit	32	0.10	12	0.04

Total other loans	185	0.57	64	0.22

Total loans	$32,512	100.00%	$29,686	100.00%

Less:
Allowance for loan losses	273		273
Deferred loan fees	(34)		(27)

	239		246

Net loans	$32,273		$29,440

Origination of Loans. The lending activities of Hibernia Homestead Bank are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of referrals from brokers and existing customers. Written loan applications are taken by one of Hibernia Homestead Bank’s loan officers. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. In accordance with its lending policy, Hibernia Homestead Bank obtains independent outside appraisals on substantially all of its loans which must conform to Hibernia Homestead Bank’s appraisal requirements. On occasion, we may purchase loans, however, any purchased loans must conform to our lending policy as if we had originated the loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area.
Hibernia Homestead Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. Loans up to $600,000 are approved by a management loan committee currently consisting of Messrs. Bush, Gretchen and Browne, who is Chairman. Loans in excess of $600,000, up to $1.5 million are approved by a loan committee of the Board of Directors, currently consisting of Messrs. Browne, Bush, Bethea, Brennan, Robert Saer and Lane, who is Chairman. The senior loan officer is an ex officio non-voting member of the board loan committee. Exceptions for loan limits will be approved by a majority of the board. All loans approved by the loan committees are ratified at the next regularly scheduled board meeting. Appraisals are obtained by a board approved appraiser and assigned by an officer other than the originating loan officer.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended
	December 31,
	2008	2007
	(In thousands)
Loan originations:
One-to-four family residential	$4,946	$3,328
Multi-family residential	—	—
Second mortgage residential	—	97
Residential construction and land loans	1,465	419
Commercial-real estate secured	100	—
Other	9	15

Total loan originations	6,520	3,859

Loans purchased	—	—

Loans sold	—	—
Loan principal repayments	(3,394)	(3,564)

Total loans sold and principal repayments	(3,394)	(3,564)

Increase or (decrease) due to other items, net(1)	(293)	(231)

Net increase (decrease) in total loans	$2,833	$64

(1)	Other items consist of loans in process, deferred fees and the allowance for loan losses.
Although Louisiana laws and regulations permit savings banks to originate and purchase loans secured by real estate located throughout the United States, Hibernia Homestead Bank concentrates its lending activity to its primary market area in Orleans and Jefferson Parishes, Louisiana and the surrounding area.
Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2008, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One- to Four-	Multi-	Second	Residential	Commercial-
	Family	Family	Mortgage	Construction	Real Estate
	Residential	Residential	Residential	and Land Loans	Secured	Other	Total
	(In thousands)
Amounts due after December 31, 2008 in:
One year or less	$—	$—	$—	$—	$—	$32	$32
After one year through two years	114	—	—	—	—	—	114
After two years through three years	1,368	574	—	—	—	—	1,942
After three years through five years	836	—	—	—	91	153	1,080
After five years through ten years	2,521	—	—	138	—	—	2,659
After ten years through 15 years	2,771	195	63	—	—	—	3,029
After 15 years	22,326	—	—	1,330	—	—	23,656

Total	$29,936	$769	$63	$1,468	$91	$185	$32,512

The following table shows the dollar amount of our loans at December 31, 2008, due after December 31, 2009 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2008
	(In thousands)
One- to four-family residential	$29,936	$—	$29,936
Multi-family residential	769	—	769
Second mortgage residential	63	—	63
Residential construction and land loans	1,468	—	1,468
Commercial — real estate secured	91	—	91
Other loans	—	153	153

Total	$32,327	$153	$32,480

Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.
One- to Four-Family Residential Real Estate Loans. A principal lending activity of Hibernia Homestead Bank is the origination of loans secured by single-family residences. At December 31, 2008, $29.9 million, or 92.1%, of our total loan portfolio, before net items, consisted of one- to four-family residential loans including both owner occupied and non-owner occupied properties.
It is the policy of Hibernia Homestead Bank to originate loans as a first lien position on owner occupied residences limited to $1.2 million with fixed rates and terms up to 30 years. Mortgages without private mortgage insurance are generally limited to 80%, or less, of the appraised value, or purchase price, of the secured real estate property, whichever is lower. Mortgages with private mortgage insurance are limited to 95% of the appraised value, or purchase price, of the secured real estate property, whichever is lower. It is the policy of Hibernia Homestead Bank to lend in a first lien position on non-owner occupied residential property with fixed rates and terms up to 20 years. Such loans are generally limited to 70%, or less, of the appraised value, or purchase price plus improvement costs of the secured real estate property, whichever is lower. Exceptions to this policy may be approved by the loan committees and ratified by the Board of Directors.
The Bank’s guidelines for credit quality generally parallel the Federal National Mortgage Corporation, commonly called Fannie Mae, and the Federal Home Loan Mortgage Corporation, commonly called Freddie Mac, secondary market guidelines including income ratios and credit scores.
In recent years, all of our residential real estate loans have been originated as fixed rate loans. Fixed rate loans do not have the same risks associated with a borrower’s ability to repay as adjustable rate loans in a rising interest rate environment; however, the costs of funding such loans are adversely affected by rising interest rates.
Residential Construction and Land Loans. Hibernia Homestead Bank originates residential construction and land loans only when it will also be the permanent lender following completion of the residence. In recent periods, a primary source of residential construction and land loans has been from the deployment of rebuilding proceeds following Hurricane Katrina which has since declined in significance. Residential construction loans are limited to $1.2 million and land loans for the construction of a primary or secondary residence are limited to $500,000. Loans for the substantial renovation of an existing home are underwritten and administered as construction loans. At December 31, 2008, $1.5 million, or 4.5% of our total loan portfolio consisted of residential construction and land loans.
Residential Second Mortgage Loans and Lines of Credit. Hibernia Homestead Bank originates second mortgage residential loans limited to $500,000 and home equity lines of credit limited to $100,000 to finance minor renovations and repairs as well as for other consumer or investment purposes. Second mortgage loans and home equity lines of credit are only extended when the Bank holds the first mortgage on the collateral. Loan-to-value ratios may not exceed 80%, including first mortgage debt. Non-revolving loans are originated with maturities up to 15 years. Home equity lines of credit have maturities of 5 years.
Commercial Real Estate Loans. As of December 31, 2008, Hibernia Homestead Bank had originated $100,000 of loans secured by commercial real estate. We hired a commercial loan officer in January 2008 with over 34 years of commercial banking experience, particularly in the local New Orleans market, and expect to originate additional commercial real estate loans and, to a lesser extent, commercial business loans secured by real estate. Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, management expects to mitigate such risk by originating such loans in its market area to known borrowers.

It is the current policy of Hibernia Homestead Bank to lend in a first lien position on real property occupied as a commercial business property or mixed use properties. Hibernia offers fixed and variable rate mortgage loans. Hibernia Homestead Bank’s commercial loans are limited to $1.5 million to individuals and related parties. Commercial real estate loans are limited to a maximum of 80% of the lesser of appraised value or purchase price and have terms up to 15 years. If the collateral consists of special purpose fixed assets, the maximum loan-to-value ratio is adjusted down based on the estimated cost to convert the property to general use. Extended amortization schedules up to 20 years may be offered if justified by the borrower’s financial strength and/or low loan-to-value ratio. Rate commitments are limited to 7 years with adjustments thereafter based on a negotiated rate or spread relative to a market index. Commercial real estate loans are presented to the applicable loan committee for review and approval, including analysis of the creditworthiness of the borrower.
Consumer Loans. Hibernia Homestead Bank originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by Hibernia Homestead Bank consist of loans secured by deposit accounts with the Bank. Hibernia Homestead Bank does not make unsecured consumer loans other than overdraft protection lines of credit up to $5,000. Hibernia Homestead Bank does not intend to materially expand its consumer loan product offerings and instead intends to focus on increasing home equity loans, including home equity lines of credit in future periods.
Loan Origination and Other Fees. In addition to interest earned on loans, Hibernia Homestead Bank may also receive loan origination fees or “points” for originating loans, although we have not historically done so as our customers generally have shown a preference for a higher loan rate. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.
Asset Quality
General. Hibernia Homestead Bank’s collection procedures provide that when a loan is 30 and 60 days past due, a notice is sent to the borrower. Personal letters are then sent to the borrowers who are 61-89 days delinquent advising that payments must be received by the last day of the month and for those who are 90 days delinquent, giving them 10 days within which the loan must be brought current. Customers who have not responded to the 90-day notice will receive an attorney’s letter advising them to pay interest in advance an additional 10 days to bring the loan current and giving those customers who pay interest in arrears an additional 30 days to bring the loan current. Late charges will be assessed based on the number of days specified in the note beyond the due date. The board of directors is notified of all delinquencies ninety days past due. In most cases, deficiencies are cured promptly. While Hibernia Homestead Bank generally prefers to work with borrowers to resolve such problems, Hibernia Homestead Bank will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.
Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Hibernia Homestead Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and Hibernia Homestead Bank believes it will fully collect.
Real estate and other assets acquired by Hibernia Homestead Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Hibernia Homestead Bank did not have any real estate owned at December 31, 2008 or 2007.
Delinquent Loans. As of December 31, 2008, Hibernia Homestead Bank had four loans totaling $1,056,000 that were 30-89 days overdue and three loans totaling $150,000 that were over 90 days past due. All of the delinquent loans are secured by 1-4 family residences in the New Orleans area. As of December 31, 2007, we did not have any loans 30 days or more overdue.
While management recognizes the potential for credit deterioration in the current economic environment, losses that may be incurred on delinquent loans are expected be less than the Bank’s current reserves for loan losses.

The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2008				December 31, 2007
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of	Principal	Number	Principal	Number of	Principal	Number of	Principal
	loans	Balance	of loans	Balance	loans	Balance	loans	Balance
	(Dollars in thousands)				(Dollars in thousands)
One- to four-family residential	4	$1,056	3	$150	—	$—	—	$—

Multi-family residential	—	—	—	—	—	—	—	—
Second mortgage residential	—	—	—	—	—	—	—	—

Residential construction	—	—	—	—	—	—	—	—

Other	—	—	—	—	—	—	—	—

Total delinquent loans	4	$1,056	3	$150	—	$—	—	$—

Delinquent loans to total net loans		3.3%		0.5%		—%		—%
Delinquent loans to total loans		3.2%		0.5%		—%		—%
Non-Performing Assets. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. Non-performing assets as of December 31, 2008 consisted of three non-performing loans totaling $150,000. We did not have any non-performing assets at December 31, 2007. We did not have any accruing loans 90 days or more past due, real estate owned or troubled debt restructurings at the dates shown.

	December 31,
	2008	2007
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$150	$—
Other	—	—

Total non-accruing loans	150	—

Total non-performing loans	150	—

Real estate owned, net	—	—

Total non-performing assets	$150	$—

Total non-performing loans as a percentage of loans, net	0.46%	—%

Total non-performing loans as a percentage of total assets	0.26%	—%

Total non-performing assets as a percentage of total assets	0.26%	—%

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.
At December 31, 2008, Hibernia Homestead Bank had $858,000 of assets classified substandard and $42,000 of assets classified as doubtful.
Allowance for Loan Losses. At December 31, 2008, Hibernia Homestead Bank’s allowance for loan losses amounted to $273,000. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. Hibernia Homestead Bank is primarily engaged in originating single-family residential loans secured by owner occupied and non-owner occupied properties. The management of Hibernia Homestead Bank considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Management analyzes the probability of the correction of the classified loans’ weaknesses and the extent of any known or inherent losses that Hibernia Homestead Bank might sustain on them.
While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.
The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year
	Ended December 31,
	2008	2007
	(Dollars in thousands)
Total loans outstanding at end of period	$32,512	$29,686
Average loans outstanding	30,031	29,261
Allowance for loan losses, beginning of period	273	273
Provision for loan losses	—	—
Charge-offs	—	—

Recoveries on loans previously charged off	—	—

Allowance for loan losses, end of period	$273	$273

Allowance for loan losses as a percent of non-performing loans	182.2%	N/A

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2008		2007
		Loan		Loan
		Category		Category
	Amount of	As a % of	Amount of	as a % of
	Allowance	Total Loans	Allowance	Total Loans

One-to four-family residential	$273	92.07%	$273	93.78%
Multi-family residential	—	2.37	—	2.65
Second mortgage residential	—	0.19	—	0.49
Residential construction and land loans	—	4.52	—	2.86
Commercial — real estate secured	—	0.28	—	—
Other	—	0.57	—	0.22

Total	$273	100.00%	$273	100.00%

Investment Activities
General. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.
At December 31, 2008, our investment securities portfolio consisted of $11.9 million of mortgage backed securities, $210,000 of First National Bankers Bank (FNBB) stock and $171,000 of stock in FHLB of Dallas. At December 31, 2008, Hibernia Homestead Bank did not hold any Fannie Mae or Freddie Mac common or preferred stock. At December 31, 2008, none of our mortgage-backed securities had contractual maturities of one year or less and the estimated duration of our mortgage-backed securities portfolio was three years at such date.
At December 31, 2008, we had an aggregate of $2,000 in gross unrealized losses on our investment securities portfolio. Such unrealized losses reflect a decline in market value of securities as a result of changes in market rates of interest. Because the decline in market value is not attributable to credit quality and because we have the ability and intent to hold these investments until a recovery of fair value occurs, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired.
Pursuant to SFAS No. 115, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the historical cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2008, we had $11.9 million of securities classified as available for sale, and no securities classified as held to maturity or classified as trading account.
We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.
Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. At December 31, 2008, all of our mortgage-backed securities were issued by the GNMA, Fannie Mae or Freddie Mac and we held no mortgage-backed securities from private issuers.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.
Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.
Investment Securities Portfolio. The following table sets forth certain information relating to our investment and mortgage-backed securities portfolio at the dates indicated.

	December 31,
	2008		2007
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$11,782	$11,947	$15,347	$15,005
U.S. Government Agencies	—	—	—	—
FNBB stock	210	210	210	210
FHLB stock	171	171	166	166

Total investment and mortgage-backed securities	$12,163	$12,328	$15,723	$15,381

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2008. As Hibernia Homestead Bank held no tax-exempt securities during the periods presented, no yield adjustments were made.

	Amounts at December 31, 2008 Which Mature In
		After One
	One Year	to Five	After Five	Over 10
	or Less	Years	to 10 Years	Years	Total
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	$5,048	$2,359	$4,540	$11,947

Weighted average yield	—%	4.07%	4.11%	4.71%	4.25%

The following table sets forth the composition of our investment securities portfolio, excluding equity securities, at each of the dates indicated.

	December 31,
	2008	2007
	(Dollars in thousands)
Fixed-rate	$11,883	$14,916
Adjustable-rate	64	89

Total mortgage-backed securities	$11,947	$15,005

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2008 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at December 31, 2008 Which Mature In
	One	Weighted		Weighted		Weighted		Weighted
	Year or	Average	After One to	Average	After Five to	Average	Over 10	Average
	Less	Yield	Five Years	Yield	Ten Years	Yield	years	Yield
	(Dollars in thousands)
Fixed-rate	$—	—%	$5,048	4.07%	$2,359	4.11%	$4,476	4.72%
Adjustable-rate	—	—	—	—	—	—	64	4.43

Total mortgage-backed securities	$—	—%	$5,048	4.07%	$2,359	4.11%	$4,540	4.71%

Sources of Funds
General. Deposits are the primary source of Hibernia Homestead Bank’s funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.
Deposits. Deposits are attracted by Hibernia Homestead Bank principally from the east banks of Orleans Parish and Jefferson Parish, Louisiana. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.
Hibernia Homestead Bank has not solicited deposits from outside Louisiana or paid fees to brokers to solicit funds for deposit.
Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal regulations. Hibernia Homestead Bank attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.
The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2008		2007
	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
1.01% – 2.00%	$1,315	3.05%	$—	—%
2.01% – 3.00%	14,494	33.59	—	—
3.01% – 4.00%	1,478	3.43	1,202	3.46
4.01% – 5.00%	3,495	8.10	20,926	60.32
5.01% – 6.00%	—	—	38	0.11
6.01% or more	—	—	—	—

Total certificate accounts	20,782	48.17%	22,166	63.89%

Transaction accounts:
Savings	14,955	34.66%	6,807	19.62%
Checking:
Interest bearing	3,722	8.63	3,556	10.25
Non-interest bearing	558	1.29	776	2.24
Money market	3,126	7.25	1,387	4.00

Total transaction accounts	22,361	51.83	12,526	36.11

Total deposits	$43,143	100.00%	$34,692	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
	(Dollars in thousands)
Savings accounts	$7,242	$86	1.19%	$7,672	$85	1.11%
Checking	3,451	30	0.86	3,581	34	0.95
Money market	1,917	21	1.10	1,448	16	1.11
Certificates of deposit	22,023	827	3.76	23,369	1,094	4.68

Total interest-bearing deposits	$34,633	$964	2.78%	$36,070	$1,229	3.41%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2008	2007
	(In thousands)
Total deposits	$40,300	$29,612
Total withdrawals	(32,637)	(34,065)
Interest credited	788	1,004

Total increase (decrease) in deposits	$8,451	$(3,449)

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2008.

	Balance at December 31, 2008
	Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2009	2010	2011	Thereafter	Total
	(In thousands)
Less than 2.00%	$1,316	$—	$—	$—	$1,316
2.01% – 3.00%	12,864	1,629	—	—	14,493
3.01% – 4.00%	1,181	297	—	—	1,478
4.01% – 5.00%	3,436	59	—	—	3,495
5.01% or more	—	—	—	—	—

Total certificate accounts	$18,797	$1,985	$—	$—	$20,782

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2008, by time remaining to maturity.

		Weighted Average
Quarter Ending:	Amount	Rate
	(Dollars in thousands)
March 31, 2009	$1,320	2.79%
June 30, 2009	624	2.89
September 30, 2009	571	3.61
December 31, 2009	649	2.74
After December 31, 2009	303	2.70

Total certificates of deposit with balances of $100,000 or more	$3,467	3.10%

Borrowings. Hibernia Homestead Bank may obtain advances from the Federal Home Loan Bank of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

As of December 31, 2008, Hibernia Homestead Bank was permitted to borrow up to an aggregate total of $17.6 million from the Federal Home Loan Bank of Dallas. Hibernia did not have any Federal Home Loan Bank advances outstanding at December 31, 2008. Additionally, at December 31, 2008, Hibernia was a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Bank Federal Funds in an amount not to exceed $4.3 million. There were no amounts purchased under this agreement as of December 31, 2008.
The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2008	2007
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$290	$559
Maximum amount outstanding at any month-end during the period	1,300	3,400
Balance outstanding at end of period	—	600
Average interest rate during the period	2.52%	5.17%
Weighted average interest rate at end of period	—%	4.32%
We had no short-term borrowings (maturities of one year or less) at December 31, 2008. At December 31, 2007, $600,000 of our borrowings were short-term. Such short-term borrowings had a weighted average interest rate of 4.32% at December 31, 2007.
Subsidiaries
At December 31, 2008, Hibernia Homestead Bancorp had one subsidiary, Hibernia Homestead Bank.
Employees
Hibernia Homestead Bank had 20 full-time employees and no part-time employees at December 31, 2008. None of these employees are represented by a collective bargaining agreement, and Hibernia Homestead Bank believes that it enjoys good relations with its personnel.
REGULATION
General
Hibernia Homestead Bancorp, a Louisiana corporation, is the parent holding company for Hibernia Homestead Bank. Hibernia Homestead Bank made an election to be considered a “savings association” for purposes of holding company regulations. Hibernia Homestead Bancorp registered as a savings and loan holding company and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Hibernia Homestead Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Hibernia Homestead Bank is a Louisiana-chartered savings bank and is subject to extensive regulation and examination by the Louisiana Office of Financial Institutions and by the Federal Deposit Insurance Corporation, and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to savings banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation to test Hibernia Homestead Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation by the Louisiana Office of Financial Institutions, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or a change in applicable law by Congress could have a material adverse impact on Hibernia Homestead Bancorp, Hibernia Homestead Bank and their operations.

Certain of the statutory and regulatory requirements that are applicable to Hibernia Homestead Bank and Hibernia Homestead Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Hibernia Homestead Bank and Hibernia Homestead Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.
Regulation of Hibernia Homestead Bank
Louisiana Banking Law. The Louisiana Savings Bank Act of 1990, and regulations promulgated thereunder, contain detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of Hibernia Homestead Bank and its affairs. The Louisiana Savings Bank Act of 1990 delegates extensive rulemaking power and administrative discretion to the commissioner of financial institutions so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices, although provisions related to safety and soundness of operations, investments and management are strictly construed.
One of the purposes of the Louisiana Savings Bank Act of 1990 is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under the Louisiana Banking Law and other state, federal and foreign laws. A Louisiana savings bank may locate or change the location of its principal place of business and establish an office anywhere in the state, with the prior approval of the Louisiana Office of Financial Institutions.
The Louisiana Office of Financial Institutions examines each savings bank on a recurring schedule, generally not less frequently than once every two years. If the Louisiana Office of Financial Institutions determines that corrective action is necessary, the commissioner shall request that such action be taken. If corrective action is not taken, the commissioner will seek to compel enforcement by formal order followed by institution of suit, if necessary.
Emergency Economic Stabilization Act of 2008. The U.S. Congress adopted, and on October 3, 2008, President George W. Bush signed, the Emergency Economic Stabilization Act of 2008 which authorizes the United States Department of the Treasury, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions. The Treasury Department has allocated $250 billion towards a capital purchase program. Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions. We have elected not to participate in the capital purchase program primarily as a result of our mutual-to-stock conversion completed in January 2009.
The Federal Deposit Insurance Corporation increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2009. In addition, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We do not expect that the assessment surcharge will have a material impact on our results of operations.

Insurance of Accounts. The deposits of Hibernia Homestead Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation, and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation.
Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV assessed at annual rates of 10, 28 and 43 points, respectively.
In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate for the fourth quarter of 2008 was 0.0110% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.
The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Hibernia Homestead Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Hibernia’s deposit insurance.
On February 27, 2009, the Federal Deposit Insurance Corporation adopted a restoration plan designed to replenish the Deposit Insurance Fund over a period of seven years and to increase the deposit insurance reserve ratio, which decreased to 0.40% of insured deposits on December 31, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2015. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely significantly on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. Higher assessments for well-managed and well-capitalized institutions that rely significantly on brokered deposits will apply only when accompanied by rapid asset growth.
On February 27, 2009, the FDIC also adopted an interim rule with request for comments imposing a 20 basis point emergency special assessment on insured institutions on June 30, 2009, payable on September 30, 2009. The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. However, FDIC Chairman Bair has indicated in a letter to Senate Banking Committee Chairman Dodd that, if the U.S. Congress passes a bill increasing the FDIC’s authority to borrow from the U.S. Department of Treasury, the FDIC would reduce the proposed special assessment from 20 to 10 basis points. The U.S. Congress is currently considering legislation on such an increase in borrowing authority.

Capital Requirements. The Federal Deposit Insurance Corporation has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered savings banks which, like Hibernia Homestead Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies.
The Federal Deposit Insurance Corporation’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the Federal Deposit Insurance Corporation’s regulation, highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.
The Federal Deposit Insurance Corporation also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.
At December 31, 2008, Hibernia Homestead Bank’s capital ratios exceeded each of its capital requirements. See Note 11 to the notes to our consolidated financial statements included elsewhere herein.
Activities and Investments of Insured State-Chartered Savings Banks. The activities and equity investments of Federal Deposit Insurance Corporation-insured, state-chartered savings banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things:
•	acquiring or retaining a majority interest in a subsidiary;

•	investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets;

•	acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and

•	acquiring or retaining the voting shares of a depository institution if certain requirements are met.
The Federal Deposit Insurance Corporation has adopted regulations pertaining to the other activity restrictions imposed upon insured state banks and their subsidiaries. Pursuant to such regulations, insured state banks engaging in impermissible activities may seek approval from the Federal Deposit Insurance Corporation to continue such activities. State banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the Federal Deposit Insurance Corporation to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the Deposit Insurance Fund, such application will not be approved by the Federal Deposit Insurance Corporation. Pursuant to this authority, the Federal Deposit Insurance Corporation has determined that investments in certain majority-owned subsidiaries of insured state banks do not represent a significant risk to the deposit insurance funds. Investments permitted under that authority include real estate activities and securities activities.

Restrictions on Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. These regulations will apply to Hibernia Homestead Bancorp because Hibernia Homestead Bank will be considered a savings association for certain purposes under Office of Thrift Supervision regulations. Under applicable regulations, a savings association must file an application for Office of Thrift Supervision approval of the capital distribution if:
•	the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years;

•	the institution would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the institution is not eligible for expedited treatment of its filings with the Office of Thrift Supervision.
If an application is not required to be filed, state savings banks that elect to be treated as savings associations such as Hibernia Homestead Bank and which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.
A savings association that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the Office of Thrift Supervision. In addition, the Office of Thrift Supervision may prohibit a proposed capital distribution, which would otherwise be permitted by Office of Thrift Supervision regulations, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.
The Federal Deposit Insurance Corporation prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the Federal Deposit Insurance Corporation. Hibernia Homestead Bank is currently not in default in any assessment payment to the Federal Deposit Insurance Corporation.
Loans-to-One Borrower Limitations. The Louisiana Savings Bank Act of 1990 imposes limitations on the aggregate amount of loans that a Louisiana chartered savings bank can make to any one borrower. The permissible amount of loans-to-one borrower, on a secured and unsecured basis, may not exceed 25% of a savings bank’s total net worth. In addition, a savings bank may make loans in an amount equal to an additional 10% of a savings bank’s net worth if the loans are 100% secured by readily marketable collateral. A savings bank’s net worth shall be calculated based on its last quarterly call report and consists of (i) outstanding and unimpaired common stock; (ii) outstanding and unimpaired perpetual preferred stock; (iii) unimpaired capital surplus, undivided profits, capital reserves, minus intangible assets; (iv) purchased mortgage servicing rights; and (v) mandatory convertible debt up to 20% of categories (i) through (iv). Readily marketable collateral consists of financial instruments or bullion, which are salable under ordinary circumstances with reasonable promptness at fair market value on an auction or a similarly available daily bid and ask price market. At December 31, 2008, our limit on loans-to-one borrower was approximately $3.4 million. At December 31, 2008, Hibernia Homestead Bank’s five largest loans or groups of loans-to-one borrower ranged from $469,000 to $1.2 million. Four of the Bank’s five largest loans were performing in accordance with their terms and one of the bank’s five largest loans totaling $470,000 was 30-89 days past due.

Privacy Requirements of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. Hibernia Homestead Bank currently has a privacy protection policy in place and believes such policy is in compliance with the Gramm-Leach-Bliley Act and its implementing regulations.
Anti-Money Laundering. On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT Act). The USA PATRIOT Act amended the Bank Secrecy Act to significantly expand the responsibilities of financial institutions, including insured state savings banks such as Hibernia Homestead Bank, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Hibernia Homestead Bank has established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions.
Regulatory Enforcement Authority. The federal banking laws provide substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.
Regulation of Hibernia Homestead Bancorp
General. Immediately following the consummation of the conversion, Hibernia Homestead Bancorp will be subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended, because Hibernia Homestead Bank intends to make an election under Section 10(l) of the Home Owners’ Loan Act to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act. As a result, Hibernia Homestead Bancorp will register with the Office of Thrift Supervision and will be subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. Hibernia Homestead Bancorp will also be required to file certain reports with, and otherwise comply with the rules and regulations of, Louisiana Office of Financial Institutions and the Securities and Exchange Commission. As a subsidiary of a savings and loan holding company, Hibernia Homestead Bank will be subject to certain restrictions in its dealings with Hibernia Homestead Bancorp and affiliates thereof, including the Office of Thrift Supervision’s qualified thrift lender requirement, dividend restrictions and transactions with affiliates regulations.
Restrictions Applicable to Hibernia Homestead Bancorp. Because Hibernia Homestead Bancorp will operate as a non-grandfathered savings and loan holding company, it will be permitted to engage only in the following activities:
•	furnishing or performing management services for a subsidiary savings institution;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a subsidiary savings institution;

•	holding or managing properties used or occupied by a subsidiary savings institution;

•	acting as trustee under a deed of trust;

•	any other activity (i) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

•	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the Office of Thrift Supervision; and

•	any activity permissible for financial holding companies under section 4(k) of the Bank Holding Company Act.
Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act include:
•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

•	financial, investment, or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	activities previously determined by the Federal Reserve Board to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.; and

•	portfolio investments made by an insurance company.
In addition, Hibernia Homestead Bancorp cannot be acquired unless the acquirer is engaged solely in financial activities or to acquire a company unless the company is engaged solely in financial activities.
If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments. As of December 31, 2008, Hibernia Homestead Bank was not engaged in any non-conforming activities and it did not have any non-conforming investments.
If the subsidiary savings association fails to meet the Qualified Thrift Lender test set forth in Section 10(m) of the Home Owners’ Loan Act, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a Qualified Thrift Lender within one year thereafter.

Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners’ Loan Act and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A savings association subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test must comply with the following restrictions on its operations:
•	the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank;

•	the branching powers of the institution shall be restricted to those of a national bank; and

•	payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank.
Upon the expiration of three years from the date the institution ceases to meet the Qualified Thrift Lender test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).
Hibernia Homestead Bank believes that it meets the provisions of the Qualified Thrift Lender test.
Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the holding company of a savings association (such as Hibernia Homestead Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.
In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. As an insured state chartered savings bank, Hibernia Homestead Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2008, was in compliance with the above restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the Office of Thrift Supervision, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.
The Director of the Office of Thrift Supervision may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ; or (iii) the statutes of the state in which the association to be acquired is located specifically permit associations to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).
Federal Securities Laws. Upon completion of the conversion, Hibernia Homestead Bancorp’s common stock will be registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended. We will be subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.
The Sarbanes-Oxley Act. As a public company, Hibernia Homestead Bancorp will be subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the Securities and Exchange Commission include:
•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.
Hibernia Homestead Bancorp anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, which will have an impact on its results of operations and financial condition.
TAXATION
Federal Taxation
General. Hibernia Homestead Bancorp and Hibernia Homestead Bank are subject to federal income tax provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations with some exceptions listed below. For federal income tax purposes, Hibernia Homestead Bancorp intends to file a consolidated federal income tax return with its wholly owned subsidiaries on a fiscal year basis. The applicable federal income tax expense or benefit will be properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis.
Method of Accounting. For federal income tax purposes, income and expenses are reported on the accrual method of accounting and Hibernia Homestead Bancorp will file its federal income tax return using a December 31 fiscal year end.
Bad Debt Reserves. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to that time, Hibernia Homestead Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 federal tax return.
Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter. At December 31, 2008, Hibernia Homestead Bank did not have federal pre-1988 reserves subject to recapture.
Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Hibernia Homestead Bank has not been subject to the AMT nor does it have any such amounts available as credits for carryover.
Corporate Dividends Received Deduction. Hibernia Homestead Bancorp may exclude from income 100% of dividends received from a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations, which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

Other Matters. Hibernia Homestead Bank has not been audited by the IRS during the last five years.
State and Local Taxation
Hibernia Homestead Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, Hibernia Homestead Bank will be subject to the Louisiana Shares Tax which is imposed on the assessed value of a bank’s stock. The formula for deriving the assessed value is to calculate 15% of the sum of:
(a)	20% of our capitalized earnings, plus

(b)	80% of our taxable stockholders’ equity, minus

(c)	50% of our real and personal property assessment
Various items may also be subtracted in calculating a bank’s capitalized earnings.
Item 1A. Risk Factors.
Not applicable.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties
We currently conduct business from our main office and two full-service banking offices. The following table sets forth the net book value of the land, building and certain other information with respect to the our offices at December 31, 2008.

		Net Book Value	Amount of
Description/Address	Leased/Owned	of Property	Deposits
		(In thousands)
Main Office:
325 Carondelet Street New Orleans, Louisiana 70130	Owned	$3,122	$18,893

Branch Offices:
700 S. Carrollton Avenue New Orleans, Louisiana 70118	Owned	420	7,904

933 Metairie Road Metairie, Louisiana 70005	Owned	1,459	16,346

Total		$5,001	$43,143

Item 3. Legal Proceedings.
We are not presently involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Hibernia Homestead Bank.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Hibernia Homestead Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “HIBE”. The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the OTC Bulletin Board on January 28, 2009. As of the close of business on January 28, 2009, there were 1,113,334 shares of common stock outstanding, held by approximately 211 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.
Because the stock commenced trading after December 31, 2008, no high and low prices of the Company’s common stock had been reported by the OTC Bulletin Board before fiscal year end. The Company has not declared or paid cash dividends.
(b) Not applicable.
(c) Not applicable.

Item 6. Selected Financial Data.
Set forth below is selected summary historical financial and other data of Hibernia Homestead Bank. We have prepared this information using the financial statements of Hibernia Homestead Bank for the two years ended December 31, 2008. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At December 31,
(Dollars in thousands, except per share amounts)	2008	2007
Selected Financial and Other Data:
Total assets	$58,216	$50,176
Cash and cash equivalents	6,870	83
Investment securities, available for sale	11,947	15,005
Loans receivable, net	32,273	29,440
Deposits	43,143	34,692
FHLB advances	—	600
Equity capital, substantially restricted	14,174	14,308
Banking offices	3	3

	At or For the
	Year Ended December 31,
	2008	2007
Selected Operating Data:
Total interest income	$2,398	$2,531
Total interest expense	971	1,258

Net interest income	1,427	1,273
Provision for loan losses	—	—

Net interest income after provision for loan losses	1,427	1,273
Total non-interest income	127	186
Total non-interest expense	2,262	1,747

Loss before income tax benefit	(708)	(288)
Income tax benefit	(242)	(139)

Net loss	$(466)	$(149)

Selected Operating Ratios:(1)
Average yield on interest-earning assets	5.52%	5.48%
Average rate on interest-bearing liabilities	2.78	3.43
Average interest rate spread(2)	2.74	2.05
Net interest margin(2)	3.28	2.76
Average interest-earning assets to average interest-bearing liabilities	124.39	126.02
Net interest income after provision for loan losses to non-interest expense	63.09	72.87
Total non-interest expense to average assets	4.49	3.35
Efficiency ratio(3)	145.56	119.74
Return on average assets	(0.93)	(0.29)
Return on average equity	(3.29)	(1.05)
Average equity to average assets	28.15%	27.32%

Asset Quality Ratios:(4)
Non-performing loans as a percent of total loans receivable	0.5%	—%
Non-performing assets as a percent of total assets	0.3	—
Non-performing assets and troubled debt restructurings as a percent of total assets	0.3	—
Allowance for loan losses as a percent of non-performing loans	182.0	—
Net charge-offs to average loans receivable	—	—

Capital Ratios:(5)
Tier 1 leverage ratio	26.83%	28.76%
Tier 1 risk-based capital ratio	47.98%	61.44%
Total risk-based capital ratio	48.93%	62.60%
(Footnotes on following page)

(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.

(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Hibernia Homestead Bank did not have any non-performing loans or other non-performing assets, including real estate owned, as of the dates indicated. Non-performing loans consist of all loans 90 days or more past due. Real estate owned would consist of real estate acquired through foreclosure, real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(5)	Capital ratios are end of period ratios.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Hibernia Homestead Bancorp’s profitability depends primarily on net interest income, which is the difference between interest income earned on interest-earning assets, principally loans, and interest expense paid on interest-bearing liabilities, principally deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Hibernia Homestead Bank’s profitability also depends, to a lesser extent, on interest-earning deposits in other institutions, non-interest income, borrowings from the Federal Home Loan Bank of Dallas, provision for loan losses, non-interest expenses and federal income taxes. For the year ended December 31, 2008, Hibernia Homestead Bank had a net loss of $466,000 compared to a net loss of $149,000 for the year ended December 31, 2007. Our net loss in recent periods primarily has been due to increases in non-interest expense. Hibernia Homestead Bank’s high non-interest expense in recent periods was primarily a result of the implementation of our business strategy to become a full-service bank by hiring two senior loan officers, establishing online banking and debit cards, joining an ATM network in our market area and additional marketing expense.
Historically, we have operated as a traditional thrift relying almost exclusively on long-term, fixed rate single-family residential mortgage loans to generate interest income. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction, commercial business and consumer loans. Our loans are primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts. At December 31, 2008, certificates of deposit amounted to 48.2% of total deposits compared to 63.9% of total deposits at December 31, 2007. The decrease in certificates of deposit and decrease in interest rates have resulted in higher interest rate spreads in fiscal 2008 compared to fiscal 2007. Although we will attempt to diversify into other deposit products in order to further improve our net interest margin, we anticipate that certificates of deposit will continue to be a primary source of funding for our assets in the near term.
Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.
Business Strategy
Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Below are certain of the highlights of our business strategy:
•	Growing Our Loan Portfolio by Adding Commercial Real Estate Loans. We plan to originate additional commercial real estate loans secured by owner-occupied commercial real estate and investment real estate with strong guarantor support and to develop full service banking relationships with small- and medium-sized businesses in our local market area. As a local community bank with a senior management team that has significant commercial banking experience in the New Orleans metropolitan area, Hibernia Homestead Bank is positioned to more effectively meet the commercial banking needs of local businesses that are currently underserved as the result of consolidation of their banking relationship into larger financial institutions that place more of an emphasis on developing large commercial banking relationships. Hibernia’s ability to provide small- and medium-sized commercial banking customers with local decision-making and superior service will be a core marketing focus in competing for commercial real estate loans and deposits. The Board’s and senior management’s ties to the local business community and previous commercial banking relationships will also support implementation of the commercial banking strategy. We will continue to pursue residential lending which we expect will also be a potential source of core deposit growth, as we will emphasize developing a full service banking relationship with all of our loan customers.

•	Growing our Retail Core Deposits. We plan to grow our retail deposits by emphasizing transactional deposit accounts. Growth of retail core deposits will be pursued through offering products and services that meet the full service banking needs of all age groups and developing more of a sales culture in the branches. The ability to attract and retain core deposits should also be enhanced by our recent affiliation with Community Cash network in 2008. As part of the Community Cash network, customers of Hibernia Homestead Bank have access to over 150 ATMs in the area with no service fee. Advertising, promotions and offering attractive rates on certain transaction accounts may also be utilized as means to increase retail core deposits. We plan to grow our checking accounts by offering more competitive checking account products and services, such as PC banking for commercial accounts, as well as emphasizing cross-selling cash management services to a growing base of commercial loan customers.

•	Maintaining High Asset Quality. Even with the lingering effects of Hurricane Katrina from 2005, we continue to maintain exceptional levels of asset quality. At December 31, 2008, we had three non-performing loans totaling $150,000, or 0.5% of our total loan portfolio. We attribute our high asset quality to our prudent and conservative underwriting practices, and we intend to maintain high asset quality after the offering even as we grow Hibernia Homestead Bank.

•	Continuing to Provide Exceptional Customer Service. As a community oriented savings bank, we take pride in providing exceptional customer service as a means to attract and retain customers. We deliver personalized service to our customers that distinguishes us from the large regional banks operating in our market area. Our management team has strong ties to, and deep roots in, the community. We believe that we know our customers’ banking needs and can respond quickly to address them.
Critical Accounting Policies
In reviewing and understanding financial information for Hibernia Homestead Bank, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our financial statements. The accounting and financial reporting policies of Hibernia Homestead Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.
Allowance for Loan Losses. The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The reserve is comprised of specific reserves and a general reserve. Specific reserves are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified. The reserve related to loans that are identified as impaired is based on discounted expected future cash flows using the loan’s initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type. For the general reserve, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

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
Comparison of Financial Condition at December 31, 2008 and December 31, 2007
Hibernia Homestead Bank’s total assets increased $8.0 million, or 16.0% to $58.2 million at December 31, 2008 compared to $50.2 million at December 31, 2007. This increase was primarily due to increases in cash and cash equivalents and to a lesser extent, increases in loans receivable, which was partially offset by a decrease in investment securities available for sale.
Loans receivable, net, increased $2.8 million, or 9.6%, at December 31, 2008 compared to December 31, 2007. The increase in loans receivable, net was due primarily to an increase in one-to four-family residential loans of $2.1 million from fiscal 2007 and a $617,000 increase in residential construction and land loans.
Investment securities available for sale decreased $3.1 million, or 20.4%, at December 31, 2008 from $15.0 million at December 31, 2007. The decrease in investment securities was due to maturities, scheduled payments and pre-payments of mortgage-backed securities during fiscal 2008.
Cash and cash equivalents increased to $6.8 million at December 31, 2008 compared to $83,000 at December 31, 2007 primarily due to receipt of offering subscriptions in connection with our mutual to stock conversion which was invested in federal funds sold.
Total liabilities increased $8.2 million, or 22.8%, to $44.0 million at December 31, 2008 compared to $35.9 million at December 31, 2007, due primarily to an increase in interest-bearing deposits of $8.7 million and a decrease of $600,000 in FHLB advances. Hibernia Homestead Bank had no FHLB advances at December 31, 2008.
Total equity decreased $134,000 to $14.2 million at December 31, 2008 compared to $14.3 million at December 31, 2007, due to a net loss of $466,000 partially offset by an increase in other comprehensive income of $332,000 for the year ended December 31, 2008.
Summary of Material Changes in Financial Condition at December 31, 2008 and December 31, 2007. Management utilized a portion of its federal funds sold to repay borrowings of $600,000 from the Federal Home Loan Bank of Dallas during fiscal 2008. The increase in loans receivable, net, at December 31, 2008 compared to December 31, 2007 was primarily funded by proceeds from the sale of investment securities.
The increase in interest-bearing deposits of $8.7 million, or 25.6%, from December 31, 2007 to December 31, 2008 was due primarily to increases in savings accounts and, to a lesser extent, money market accounts, partially offset by a decrease in certificate accounts. Savings accounts increased by $8.1 million at December 31, 2008 compared to December 31, 2007. Money market accounts increased by $1.7 million and interest-bearing checking accounts increased $166,000. Certificate accounts decreased $1.4 million, or 6.2%, at December 31, 2008 compared to December 31, 2007. Management attributes the decrease in certificates of deposit accounts during fiscal 2008 to our strategy to manage interest rate risk by not aggressively competing for deposits.

The increase in loans receivable, net, was primarily due to an increase in one-to-four-family residential loans of $2.1 million, or 7.5%, from December 31, 2007 to December 31, 2008, and an increase in residential construction loans of $617,000, or 72.5%, from December 31, 2007 to December 31, 2008. Home equity lines of credit increased $101,000, or 194.2%, from December 31, 2007 to December 31, 2008. Our portfolio of residential construction loans increased in fiscal 2008 in connection with the deployment of funds for rebuilding after Hurricane Katrina.
Comparison of Operating Results for the Years Ended December 31, 2008 and 2007
General. Hibernia Homestead Bank’s net loss amounted to $466,000 for the year ended December 31, 2008, an increase of $317,000, or 212.8%, compared to net loss of $149,000 for the year ended December 31, 2007. This increase was primarily due to an increase in non-interest expense of $515,000, partially offset by a decrease in interest expense of $287,000.
Net Interest Income. Net interest income amounted to $1.4 million for the year ended December 31, 2008 compared to $1.3 million for the year ended December 31, 2007. The $154,000, or 12.1%, increase was primarily due to a decrease in interest expense on deposits and an increase in interest income on residential mortgage loans.
The average interest rate spread increased from 2.05% for the year ended December 31, 2007 to 2.74% for the year ended December 31, 2008 while average net interest-earning assets declined from $9.5 million to $8.5 million during the same respective periods. Average interest-earning assets to average interest-bearing liabilities decreased from 126.02% for the year ended December 31, 2007 to 124.39% for the year ended December 31, 2008. The increase in the average interest rate spread reflects the decrease in average rate paid on interest-bearing liabilities from 3.43% in fiscal 2007 to 2.78% in fiscal 2008, primarily as a result of the decrease in average rate on certificate of deposit accounts. Net interest margin increased 52 basis points from 2.76% to 3.28% at December 31, 2007 and 2008, respectively, primarily due to a decrease of 65 basis points in the average rate paid on interest-bearing liabilities and an increase of 4 basis points in the average yield on interest-earning assets for the periods.
Interest income decreased by $133,000, or 5.3%, to $2.4 million for the year ended December 31, 2008 compared to $2.5 million for the year ended December 31, 2007. Such decrease was primarily due to a decrease in the average balance of securities available for sale of $3.5 million, or 21.0%, partially offset by an increase in the average balance of loans receivable from $29.0 million for the year ended December 31, 2007 to $30.0 million for the year ended December 31, 2008. The increase in the average yield on loans from 6.10% in fiscal 2007 to 6.11% in fiscal 2008 reflects changes in the market rates of interest during fiscal 2008.
Interest expense decreased by $287,000, or 22.8%, to $971,000 for the year ended December 31, 2008 compared to $1.3 million for the year ended December 31, 2007 primarily as a result of a decrease in the average rate on certificate of deposit accounts. Such decrease in average balance is due to rate sensitive consumers seeking higher rates on certificates of deposit.
Non-Interest Income. Non-interest income, which consists of rental income, fees and service charges, and realized gains and losses on investments, amounted to $127,000 for the year ended December 31, 2008, a decrease of $59,000, or 31.7%, compared to non-interest income of $186,000 for the year ended December 31, 2007.
Non-Interest Expense. Non-interest expense increased by $515,000, or 29.5%. to $2.3 million for the year ended December 31, 2008, compared to $1.7 million for the year ended December 31, 2007. The increase was primarily the result of a $264,000 increase in salaries and employee benefits expense, as well as an $86,000 increase in advertising expense in fiscal 2008 compared to 2007. Advertising expense of $136,000 was incurred in fiscal 2008 in connection with the advertisement of loan products for one- to four-family residential mortgage loans during the fiscal year.

Income Tax Benefit. The income tax benefit amounted to $242,000 and $139,000 for the fiscal years ended December 31, 2008 and 2007, respectively.
Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. As Hibernia Homestead Bank owned no tax-exempt securities during the periods presented, no yield adjustments were made. All average balances are based on daily averages.

	Year Ended December 31,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$29,758	$1,819	6.11%	$28,988	$1,768	6.10%
Investment securities	13,162	570	4.33	16,662	738	4.43
Other interest-earning assets	520	9	1.70	511	25	4.95

Total interest-earning assets	43,440	2,398	5.52%	46,161	2,531	5.48%

Non-interest-earning assets	6,930			5,921

Total assets	$50,370			$52,082

Interest-bearing liabilities:
Savings, NOW and money market accounts	$12,609	137	1.08%	$12,701	134	1.06%
Certificates of deposit	22,023	827	3.76	23,369	1,095	4.68

Total deposits	34,632	964	2.78	36,070	1,229	3.41
FHLB advances	290	7	2.52	559	29	5.17

Total interest-bearing liabilities	34,922	971	2.78%	36,629	1,258	3.43%

Non-interest-bearing liabilities	1,267			1,224

Total liabilities	36,189			37,853
Retained earnings	14,181			14,229

Total liabilities and retained earnings	$50,370			$52,082

Net interest-earning assets	$8,518			$9,532

Net interest income; average interest rate spread		$1,427	2.74%		$1,273	2.05%

Net interest margin(2)			3.28%			2.76%

Average interest-earning assets to average interest-bearing liabilities			124.39%			126.02%

(1)	Includes non-accrual loans for the year ended December 31, 2008. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31,			Year Ended December 31,
	2008 compared to 2007			2007 compared to 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Loans receivable	$3	$47	$50	$42	$333	$375
Investment securities	(13)	(155)	(168)	(12)	(229)	(242)
Other interest-earning assets	(16)	—	(16)	1	(109)	(107)

Total interest income	(26)	(108)	(134)	31	(5)	26

Interest expense:
Savings, NOW and money market accounts	3	—	3	12	(35)	(23)
Certificates of deposit	(205)	(63)	(268)	260	116	376

Total deposits	(202)	(63)	(265)	272	81	353
FHLB advances	(8)	(14)	(22)	(1)	(15)	(16)

Total interest expense	(210)	(77)	(287)	271	66	337

Increase (decrease) in net Interest income	$184	$(31)	$153	$(240)	$(71)	$(311)

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
Specific reserves are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified. The reserve related to loans that are identified as impaired is based on discounted expected future cash flows using the loan’s initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type. For the general reserve, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.
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

No provision was made to the allowance during fiscal 2008 or fiscal 2007. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable.
In 2005, Hurricane Katrina affected the residents and businesses within Hibernia Homestead Bank’s market area. The adverse financial impacts of this event on the Bank’s loan portfolio were recognized at that time. Management continues to closely monitor the loan portfolio, and no substantial additional losses directly related to Hurricane Katrina have been experienced to date. However, the extent to which the still affected areas within Hibernia’s market eventually recover is unknown at this time as are the ultimate adverse additional impacts that might have, if any, on Hibernia Homestead Bank’s loan portfolio.
Exposure to Changes in Interest Rates
Hibernia Homestead Bank’s ability to maintain net interest income depends upon its ability to earn a higher yield on assets than the rates it pays on deposits and borrowings. Hibernia’s interest-earning assets consist primarily of residential mortgage loans which have fixed rates of interest and terms up to 30 years. Hibernia Homestead Bank’s interest-bearing liabilities primarily consist of higher rate certificates of deposit rather than other types of deposit products. Consequently, the Bank’s ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise. At December 31, 2008 and 2007, certificates of deposit amounted to $20.8 million and $22.2 million, respectively, or 35.7% and 44.2%, respectively, of total assets at such dates.
Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our one-year cumulative gap was a negative 11% at December 31, 2008. We have become more liability sensitive in 2008 mainly as a result of increases in our short-term repricing deposits, primarily short-term certificates of deposit. Partially for this reason, we continue to remain focused on maintaining and growing our base of core deposits, which are less interest-rate sensitive. Part of the reason that we determined to begin originations of commercial real estate loans, which generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, was to increase the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to be 6%. The weighted average annual prepayment rate for mortgage-backed securities is assumed to be 13%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 5% in three months or less and 95% in more than one year to three years. See “Business of Hibernia Homestead Bank — Hibernia Homestead Bank’s Lending Activities,” “— Investment Activities” and “— Sources of Funds.

		More than	More than	More than	More
	3 Months	3 Months	1 Year	3 Years	than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2)	$1,261	$3,547	$7,771	$5,096	$14,871	$32,546
Investment securities	950	2,666	5,390	2,519	632	12,157
Other interest-earning assets	5,991	—	—	—	—	5,991

Total interest-earning assets	$8,202	$6,213	$13,161	$7,615	$15,503	$50,694

Interest-bearing liabilities:
Savings accounts	$1,559	—	$13,396	—	—	$14,955
Checking accounts	307	—	3,415	—	—	3,722
Money market accounts	313	—	2,813	—	—	3,126
Certificate accounts	7,288	11,589	1,905	—	—	20,782
FHLB advances	—	—	—	—	—	—

Total interest-bearing liabilities	$9,467	$11,589	$21,529	$—	$—	$42,585

Interest-earning assets less interest-bearing liabilities	$(1,265)	$(5,376)	$(8,368)	$7,615	$15,503

Cumulative interest-rate sensitivity gap(3)	$(1,265)	$(6,641)	$(15,009)	$(7,394)	$8,109

Cumulative interest-rate gap as a percentage of total assets at December 31, 2008	-2%	-11%	-26%	-13%	14%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2008	87%	68%	65%	83%	119%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses and undisbursed loan funds.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.
Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2008 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points	Net Portfolio Value			NPV as % of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$8,655	$(5,752)	-39.93%	17.39%	(759	)bp
200	10,825	(3,582)	-24.86%	20.56%	(442	)bp
100	12,892	(1,515)	-10.52%	23.23%	(175	)bp
Static	14,407	—	—	24.98%	—
(100)	15,562	1,155	8.02%	26.19%	121	bp
(200)	17,190	2,783	19.32%	28.12%	314	bp
(300)	18,703	4,296	29.82%	29.82%	484	bp

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2008.

Change in Interest Rates In Basis Points
(Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
300bp	$1,938	$(127)	(6.15)%
200	1,991	(74)	(3.58)%
100	2,035	(30)	(1.45)%
Static	2,065	—	—
(100)	2,079	14	0.68%
(200)	2,093	28	1.36%
(300)	2,122	57	2.76%
The above table indicates that as of December 31, 2008, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2009 would be expected to decrease by $127,000, or 6.15%, to $1.9 million.
Qualitative Analysis. Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Hibernia Homestead Bank’s fixed-rate loans generally are profitable if interest rates are stable or declining since these loans have yields that exceed its cost of funds. If interest rates increase, however, the Bank would have to pay more on its deposits and new borrowings, which would adversely affect its interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, Hibernia Homestead Bank intends to originate more variable rate loans and increase core deposits. Hibernia Homestead Bank also intends to place a greater emphasis on shorter-term consumer loans, including home equity loans, and commercial business loans.
Liquidity and Capital Resources
Hibernia Homestead Bank maintains levels of liquid assets deemed adequate by management. The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Hibernia Homestead Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.
Hibernia Homestead Bank’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, rental income and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Hibernia Homestead Bank sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Hibernia invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Hibernia Homestead Bank’s cash and cash equivalents amounted to $6.9 million at December 31, 2008.
A significant portion of Hibernia Homestead Bank’s liquidity consists of non-interest earning deposits. The Bank’s primary sources of cash are principal repayments on loans and increases in deposit accounts. If Hibernia Homestead Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At December 31, 2008, Hibernia Homestead Bank did not have any advances from the Federal Home Loan Bank of Dallas and had $17.6 million in borrowing capacity. Additionally, at December 31, 2008, Hibernia Homestead Bank was a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Bank Federal Funds in an amount not to exceed $4.3 million. There were no amounts purchased under this agreement as of December 31, 2008.
At December 31, 2008, Hibernia Homestead Bank had outstanding loan commitments of $576,000 to originate loans. At December 31, 2008, certificates of deposit scheduled to mature in less than one year totaled $18.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. Hibernia Homestead Bank intends to utilize its liquidity to fund its lending activities.

Hibernia Homestead Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At December 31, 2008, Hibernia Homestead Bank exceeded each of its capital requirements with ratios of 26.8%, 48.0% and 48.9%, respectively.
Off-Balance Sheet Arrangements
In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Our exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. In general, we do not require collateral or other security to support financial instruments with off-balance sheet credit risk.
Commitments. The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2008.

	Total
	Amounts
	Committed at	Amount of Commitment Expiration — Per Period
	December 31,	To	1-3	4-5	After 5
	2008	1 Year	Years	Years	Years
	(In thousands)
Lines of credit	$512	$512	$—	$—	$—
Undisbursed portion of loans in process	576	576	—	—	—
Commitments to originate loans	—	—	—	—	—

Total commitments	$1,088	$1,088	$—	$—	$—

Contractual Cash Obligations. The following tables summarize our contractual cash obligations at December 31, 2008.

	Total at	Payments Due By Period
	December 31,	To	1-3	4-5	After 5
	2008	1 Year	Years	Years	Years
	(In thousands)
Certificates of deposit	$20,782	$18,797	$1,985	$—	$—
FHLB advances	—	—	—	—	—

Total contractual obligations	$20,782	$18,797	$1,985	$—	$—

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

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. During 2008, FASB deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within the fiscal year. Adoption of this pronouncement did not have a monetary effect on the financial position and results of operations of the Bank, but resulted in expanded disclosures (Note 18).
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Bank did not make an early adoption election nor has it chosen to measure the financial instruments identified under SFAS No. 159 at fair value.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the financial statements.
In December 2007, the FASB revised SFAS No. 141(R) Business Combinations to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer: 1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will change the accounting treatment for business combinations on a prospective basis.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Bank does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is effective November 15, 2008, and is not expected to result in changes to current practices nor have a material effect on the Bank.

In September 2008, the FASB issued FASB Staff Position (FSP) FAS 133-1 and FASB Interpretation (FIN) 45-4, Disclosures about Credit Derivatives and Financial Guarantees. The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. FSP FAS 133-1 and FIN 45-4 is effective for interim and annual periods ending after November 15, 2008. This pronouncement is not expected to have an effect on the financial position and results of operations of the Bank.
In February 2008, FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The Bank does not anticipate a material impact on its consolidated financial statements as a result of this statement.
In April 2008, FASB issued FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142 Goodwill and Other Intangibles. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date. This pronouncement is not expected to have an affect on the financial position and results of operations of the Bank.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders
Hibernia Homestead Bank and Subsidiary
New Orleans, Louisiana
We have audited the accompanying consolidated balance sheets of Hibernia Homestead Bank and Subsidiary (the Bank), as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibernia Homestead Bank and Subsidiary, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
A Professional Accounting Corporation
Metairie, Louisiana
February 26, 2009

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$879	$69
Cash, Interest Bearing	16	14
Federal Funds Sold	5,975	—

Total Cash and Cash Equivalents	6,870	83

Investment Securities
Available-for-Sale	11,947	15,005
Loans Receivable, Net	32,273	29,440
Accrued Interest Receivable	192	188
Investment in FHLB of Dallas Stock	171	166
Investment in FNBB Stock	210	210
Prepaid Income Taxes	—	90
Premises and Equipment, Net	5,346	4,598
Deferred Income Taxes	339	273
Prepaid Expenses and Other Assets	868	123

Total Assets	$58,216	$50,176

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Consolidated Balance Sheets (Continued)
December 31, 2008 and 2007

	2008	2007
	(In Thousands)
Liabilities and Equity
Liabilities
Deposits	$43,143	$34,692
Advances from Federal Home Loan Bank	—	600
Advance Payments by Borrowers for Taxes and Insurance	410	335
Accrued Interest Payable	7	5
Accounts Payable and Other Liabilities	482	236

Total Liabilities	44,042	35,868

Commitments and Contingencies	—	—

Equity
Accumulated Other Comprehensive Income (Loss), Net of Tax Effects	108	(224)
Retained Earnings, Substantially Restricted	14,066	14,532

Total Equity	14,174	14,308

Total Liabilities and Equity	$58,216	$50,176

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD AND BANK AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
	(In Thousands)
Interest Income
Loans Receivable
First Mortgage Loans	$1,810	$1,767
Consumer and Other Loans	9	1
Federal Funds Sold and Cash — Interest Bearing	9	25
Mortgage-Backed Securities	570	738

Total Interest Income	2,398	2,531

Interest Expense
Deposits	964	1,229
Borrowed Funds	7	29

Total Interest Expense	971	1,258

Net Interest Income	1,427	1,273

Provision for Loan Losses	—	—

Net Interest Income After Provision for Loan Losses	1,427	1,273

Non-Interest Income
Realized Gains on Investments	—	8
Other Income	40	44
Rental Income, Net of Related Expenses	87	134

Total Non-Interest Income	127	186

Non-Interest Expenses
Salaries and Employee Benefits	1,047	783
Occupancy Expenses	332	318
Data Processing	240	204
Advertising	136	50
Professional Fees	155	105
Supplies and Stationary	55	19
Telephone and Postage	61	48
Regulatory Assessments	34	44
Directors’ Fees	45	36
Other Operating Expenses	157	140

Total Non-Interest Expenses	2,262	1,747

Loss Before Provision for Income Taxes	(708)	(288)

Income Tax Benefit	(242)	(139)

Net Loss	$(466)	$(149)

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2008 and 2007

	2008	2007
	(In Thousands)

Net Loss	$(466)	$(149)

Other Comprehensive Income, Net of Tax
Unrealized Gain on Securities Available-for-Sale	332	146

Total Other Comprehensive Income	332	146

Total Comprehensive Loss	$(134)	$(3)

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Consolidated Statements of Equity
For the Years Ended December 31, 2008 and 2007

	Accumulated
	Other
	Comprehensive	Retained
	Income (Loss)	Earnings	Total
	(In Thousands)

BALANCE — January 1, 2007	$(370)	$14,681	$14,311

Net Loss	—	(149)	(149)

Other Comprehensive Income	146	—	146

BALANCE — December 31, 2007	(224)	14,532	14,308

Net Loss	—	(466)	(466)

Other Comprehensive Income	332	—	332

BALANCE — December 31, 2008	$108	$14,066	$14,174

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net Loss	$(466)	$(149)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities
Deferred Income Taxes	(238)	(96)
Depreciation and Amortization	258	236
Net Discount Accretion	(18)	(25)
Stock Dividend on FHLB of Dallas Stock	(5)	(8)
Changes in Operating Assets and Liabilities
(Increase) Decrease in Accrued Interest Receivable	(4)	52
(Increase) Decrease in Prepaid Expenses and Other Assets	(745)	7
Increase in Accrued Interest Payable	2	1
Increase (Decrease) in Accounts Payable and Other Liabilities	246	(72)
Decrease in Prepaid Income Taxes	90	93

Net Cash (Used in) Provided by Operating Activities	(880)	39

Cash Flows from Investing Activities
Net Increase in Loans Receivable	(2,833)	(64)
Maturities, Redemptions and Sales of Securities Available-for-Sale	3,580	4,912
Purchase of Premises and Equipment	(1,006)	(353)

Net Cash (Used in) Provided by Investing Activities	(259)	4,495

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	8,451	(3,448)
Repayments of Short-Term Borrowings from FHLB of Dallas	(600)	(1,400)
Net Increase in Advance Payments by Borrowers	75	33

Net Cash Provided by (Used in) Financing Activities	7,926	(4,815)

Net Increase (Decrease) in Cash and Cash Equivalents	6,787	(281)

Cash and Cash Equivalents, Beginning of Year	83	364

Cash and Cash Equivalents, End of Year	$6,870	$83

Supplemental Schedule of Cash Flow Information
Cash Paid for Interest on Deposits	$970	$1,257

Cash (Received) Paid for Income Taxes	$(91)	$—

Market Value Adjustment for Gain on Securities Available-for-Sale	$507	$221

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Hibernia Homestead Bank (the Bank) provides a variety of financial services primarily to individual customers through its three branches in New Orleans and Metairie, Louisiana. The Bank’s primary deposit products are checking accounts, money market accounts and interest bearing savings and certificates of deposit. Its primary lending products are residential mortgage loans. The Bank provides services to customers in the New Orleans, Metairie and surrounding areas.
The Bank’s operations are subject to customary business risks associated with activities of a financial institution. Some of those risks include competition from other institutions and changes in economic conditions, interest rates and regulatory requirements.
In August 2005 Hurricane Katrina caused wide-spread devastation in the areas in which the Bank operates, and certain of the affected areas are still in the process of recovering from the adverse impacts caused by the hurricane. The adverse financial effects of that catastrophe upon the Bank were recognized in its financial statements at that time. To date no significant additional adverse amounts have manifested themselves. However, since some areas within the Bank’s market are still recovering, whether the extent to which those areas eventually recover could adversely affect the future financial condition of area businesses, and the degree of such adverse impacts, if any, is unknown at this time.
Principles of Consolidation
The consolidated financial statements include the accounts of the Bank and its wholly owned subsidiary, Hibernia Homestead Development Corporation which is a dormant corporation. All significant intercompany balances and transactions between the Bank and its wholly owned subsidiary have been eliminated. In 2008, the Hibernia Homestead Development Corporation was dissolved without any material effect to the financial statements of the Bank.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of deferred tax assets. In connection with the determination of the allowances for losses on loans, management obtains independent appraisals for significant properties.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Use of Estimates (Continued)
A majority of the Bank’s loan portfolio consists of single-family residential loans in the metropolitan New Orleans area. The majority of loans are secured by first mortgages on the residences of the borrowers and are expected to be repaid from the cash flows of the customers. Some of the activities that the economy of this region is dependent upon include the petrochemical industry, the Port of New Orleans, healthcare and tourism. Significant declines in economic activities in these areas could affect the borrower’s ability to repay loans and cause a decline in value of assets securing the loan portfolio.
While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change in the near term.
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
Interest on Loans
Interest on first mortgage loans is credited to income as earned. An allowance is established for interest accrued on loans contractually delinquent three months or more. Unearned discounts on home improvement loans are taken into income over the life of the loan using the interest method. Interest on savings account loans is credited to income as earned using the simple interest method.
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
Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectibility of the loan portfolio also impact the general reserve levels. The reserve for loan losses is based on management’s estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate. The reserve for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the reserve for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings. Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the reserve.
Impaired Loans
Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. This valuation allowance is recorded in the allowance for loan losses on the balance sheet.
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
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
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
Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported in a separate component of other comprehensive income. The amortized cost of debt securities classified as held to maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Amortization, accretion and accruing interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains. The cost of securities sold is determined based on the specific identification method.
Investment in FHLB of Dallas and FNBB Stock
The Bank maintains investments in membership stocks of First National Bankers Bank (FNBB) and the Federal Home Loan Bank (FHLB) of Dallas. The carrying amounts of these investments are stated at cost. The Bank is required by law to have an investment in stock of the Federal Home Loan Bank of Dallas. Effective April 16, 2007, the membership investment requirement is .6% of the members total assets, and the activity-based requirement is 4.1% of advances and applicable Mortgage Partnership Finance assets.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
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
Income Taxes
Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates of the date of enactment.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Comprehensive Income
The Bank reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of equity and comprehensive income (loss). SFAS No. 130 requires only additional disclosures in the financial statements, it does not affect the Bank’s financial position or results of operations.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. During 2008, FASB deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within the fiscal year. Adoption of this pronouncement did not have a monetary effect on the financial position and results of operations of the Bank, but resulted in expanded disclosures (Note 18).
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Bank did not make an early adoption election nor has it chosen to measure the financial instruments identified under SFAS No. 159 at fair value.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the financial statements.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In December 2007, the FASB revised SFAS No. 141(R) Business Combinations to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer: 1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will change the accounting treatment for business combinations on a prospective basis.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Bank does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is effective November 15, 2008, and is not expected to result in changes to current practices nor have a material effect on the Bank.
In September 2008, the FASB issued FASB Staff Position (FSP) FAS 133-1 and FASB Interpretation (FIN) 45-4, Disclosures about Credit Derivatives and Financial Guarantees. The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. FSP FAS 133-1 and FIN 45-4 is effective for interim and annual periods ending after November 15, 2008. This pronouncement is not expected to have an effect on the financial position and results of operations of the Bank.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In February 2008, FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The Bank does not anticipate a material impact on its consolidated financial statements as a result of this statement.
In April 2008, FASB issued FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142 Goodwill and Other Intangibles. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date. This pronouncement is not expected to have an affect on the financial position and results of operations of the Bank.
Advertising
The Bank follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $136,000 and $50,000 for the years ended December 31, 2008 and 2007, respectively, and is included in other operating expenses.
Note 2. Investment Securities
A summary of investment securities classified as trading, available-for-sale and held-to-maturity is presented below.
Trading Securities
The Bank had no securities classified as trading securities at December 31, 2008 and 2007.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 2. Investment Securities (Continued)
Available-for-Sale
The carrying values and estimated market values of available-for-sale securities at December 31, 2008 and 2007, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value
(In Thousands)
Mortgage Backed Securities	$11,782	$167	$2	$11,947

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value
(In Thousands)
Mortgage Backed Securities	$15,347	$—	$342	$15,005

The amortized cost and estimated market values of available-for-sale securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$—	$—
Due After One Year Through Five Years	5,034	5,048
Due After Five Years Through Ten Years	2,318	2,359
Due After Ten Years Through Twenty Years	3,970	4,075
Due After Twenty Years	460	465

	$11,782	$11,947

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists. Management does not anticipate a requirement to sell any of the Bank’s investment securities for liquidity or other operating purposes.
The proceeds from the sales, redemptions and maturities of securities available-for-sale were $3,585,000 and $4,912,000 for 2008 and 2007, respectively, resulting in no gains or losses in 2008 and in 2007.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 2. Investment Securities (Continued)
Held-to-Maturity
There were no held-to-maturity securities at December 31, 2008 and 2007.
Gross unrealized losses in investment securities at December 31, 2008 and 2007 existing for continuous periods of less than 12 months and for continuous periods of 12 months or more at those dates are as follows:

December 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Security	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
Available-for-Sale
Mortgage Backed Securities	$331	$2	$—	$—	$331	$2

December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Security	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
Available-for-Sale
Mortgage Backed Securities	$471	$—	$14,534	$342	$15,005	$342

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
At December 31, 2008 and 2007, these unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Bank has the ability to hold available-for-sale debt securities for the foreseeable future no declines are deemed to be other-than-temporary.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 3. Loans Receivable
Loans receivable at December 31, 2008 and 2007, are summarized as follows:

	2008	2007
	(In Thousands)

First Mortgage Real Estate Loans	$32,173	$29,477
Second Mortgage Real Estate Loans	216	198
Commercial Loans Secured by Real Estate	91	—
Loans on Savings Accounts	32	12

	32,512	29,687
Deferred Loan Origination Costs (Fees)	34	26
Less: Reserve for Loan Losses	(273)	(273)

Total	$32,273	$29,440

Loan balances past due more than ninety days amounted to $150,000 and $-0- at December 31, 2008 and 2007, respectively.
Activity in the reserve for loan losses is summarized as follows:

	2008	2007
	(In Thousands)
Balance, Beginning of Year	$273	$273
Provision Charged to Operating Expense	—	—
Loans Charged Off, Net of Recoveries	—	—

Balance, End of Year	$273	$273

At December 31, 2008 and 2007, there were no loans considered to be impaired under the guidance provided by SFAS No. 114 and No. 118. The reserve for loan losses related to impaired loans at those dates amounted to $-0-. Interest income recognized on impaired loans was $-0- for the years ended December 31, 2008 and 2007. The Bank is not committed to lend additional funds to debtors whose loans have been modified.
In 2005 Hurricane Katrina affected the residents and businesses within the Bank’s operating area. The adverse financial impacts of this event on the Bank’s loan portfolio were recognized at that time. Management continues to closely monitor the loan portfolio, and no substantial additional losses directly related to this catastrophe have been experienced to date. However, as indicated previously, the extent to which the still affected areas within the Bank’s market eventually recover is unknown at this time as are the ultimate adverse additional impacts that might have, if any, on the Bank’s loan portfolio.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 4. Accrued Interest Receivable
Accrued interest receivable at December 31, 2008 and 2007, is summarized as follows:

	2008	2007
	(In Thousands)
Securities Available-for-Sale	$41	$53
Loans Receivable	151	135

Total	$192	$188

Note 5. Premises and Equipment
Premises and equipment at December 31, 2008 and 2007, are summarized as follows:

	2008	2007
	(In Thousands)
Land	$921	$921
Building and Improvements	4,739	3,945
Leasehold Improvements	—	108
Furniture and Equipment	1,025	813
Web Site Development	3	3

	6,688	5,790
Less: Accumulated Depreciation and Amortization	1,342	1,192

Total	$5,346	$4,598

Depreciation and amortization charged to income amounted to $258,000 and $236,000 in 2008 and 2007, respectively.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 6. Deposits
Deposits at December 31, 2008, are summarized as follows:

	Weighted
	Average Rate
	at December 31, 2008	Amount	Percent
		(In Thousands)
Demand and NOW
Accounts	0.95%	$7,406	17.17%
Savings	1.24%	14,955	34.66%
Certificates of Deposit	2.99%	20,782	48.17%

Total		$43,143	100.00%

Deposits at December 31, 2007, are summarized as follows:

	Weighted
	Average Rate
	at December 31, 2007	Amount	Percent
		(In Thousands)
Demand and NOW
Accounts	1.60%	$5,719	16.49%
Savings	1.16%	6,807	19.62%
Certificates of Deposit	4.50%	22,166	63.89%

Total		$34,692	100.00%

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 6. Deposits (Continued)

At December 31, 2008, scheduled maturities of certificates are as follows:

Rate	2009	2010	2011	2012	2013	After	Total
	(In Thousands)
1.26% to 1.50%	$1	$—	$—	$—	$—	$—	$1
1.51% to 1.75%	953	—	—	—	—	—	953
1.76% to 2.00%	362	—	—	—	—	—	362
2.01% to 2.25%	—	28	—	—	—	—	28
2.26% to 2.50%	1,479	197	—	—	—	—	1,676
2.51% to 2.75%	10,210	753	—	—	—	—	10,963
2.76% to 3.00%	1,175	651	—	—	—	—	1,826
3.01% to 3.25%	461	3	—	—	—	—	464
3.26% to 3.50%	641	191	—	—	—	—	832
3.51% to 3.75%	79	35	—	—	—	—	114
3.76% to 4.00%	—	68	—	—	—	—	68
4.01% to 4.25%	703	59	—	—	—	—	762
4.26% to 4.50%	341	—	—	—	—	—	341
4.51% to 4.75%	1,933	—	—	—	—	—	1,933
4.76% to 5.00%	459	—	—	—	—	—	459

	$18,797	$1,985	$—	$—	$—	$—	$20,782

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $3,467,000 and $3,432,000 at December 31, 2008 and 2007, respectively. Demand, NOW and passbook savings accounts with a minimum denomination of $100,000 were approximately $4,287,000 and $2,738,000 at December 31, 2008 and 2007, respectively. The Bank has no brokered deposits and there are no major concentrations of deposits.
Interest expense on deposits for the years ended December 31, 2008 and 2007, is summarized as follows:

	2008	2007
	(In Thousands)
Money Market and NOW	$51	$50
Savings	86	84
Certificates of Deposit	827	1,095

Total	$964	$1,229

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 7. Advances from FHLB
Advances from the federal Home Loan Bank of Dallas (FHLB) at December 31, 2008 and 2007, consisted of the following:

	2008	2007
	(In Thousands)
4.00% to 4.99%	$—	$600
5.00% to 5.99%	—	—

	$—	$600

The Bank has an available line of credit with the FHLB with an additional borrowing capacity at December 31, 2008 of approximately $17,600,000.
The advances are secured by a security interest in certain assets of the Bank to the extent of the outstanding balances of the advances. Bank assets collateralizing the advances include first mortgage loans, FHLB stock and deposit accounts with the FHLB.
Note 8. Income Taxes
The Bank and subsidiary file consolidated federal income tax returns on a calendar year basis. Through 1995, if certain conditions were met in determining taxable income, the Bank was allowed a special bad-debt deduction based on a percentage of taxable income (8 percent) or on specified experience formulas. Subsequent to 1995, only the experience method is permitted in determining the Bank’s bad debt deduction.
Income tax benefit for the years ended December 31, 2008 and 2007, is summarized as follows:

	2008	2007
	(In Thousands)
Federal
Current	$(4)	$(43)
Deferred	(238)	(96)

Total Income Tax Benefit	$(242)	$(139)

Currently, the Bank is exempt by law from paying state income taxes.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 8. Income Taxes (Continued)
Total income tax expense differed from amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2008	2007
	(In Thousands)
Expected Income Tax Benefit at Federal Statutory Tax Rate	$(242)	$(98)
Other	—	(41)

Total Income Tax Benefit	$(242)	$(139)

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that gave rise to significant portions of the deferred tax liability at December 31, 2008 and 2007, relate to the following:

	2008	2007
	(In Thousands)

Excess Tax over Financial Reporting Depreciation	$(214)	$(62)
Loan Costs Deferred for Financial Reporting Purposes	(14)	(9)
Allowance for Uncollectible Interest and Loan Fees	2	—
Excess Bad Debt Provisions for Financial Reporting Purposes	68	68
Income Deferred for Financial Reporting Purposes	(1)	(1)
Benefit of Net Operating Loss Carryforward	426	109
Benefit of First Year Asset Expensing Carryforward	69	—
Benefit of Contribution Carryforward	9	—
Benefit of Employment Credit Carryforward	50	51

	395	156
Unrealized Holding Loss on Securities Available-for-Sale	(56)	117

Deferred Tax Asset	$339	$273

At December 31, 2008, the Bank had a net operating loss carryforwards of approximately $1,252,000 that may be used to offset future taxable income. A deferred tax asset of $426,000 has been recognized for the benefit of the carryforwards. Those loss carryforwards expires as follows (in thousands):

2027	$943
2028	309

$1,252

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 8. Income Taxes (Continued)
At December 31, 2008, the Bank also has a deferred tax asset relating to unused tax credit carryforwards. Those credits expire as follows (in thousands):

2025	$33
2026	17

$50

The Bank had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively, nor any amount of interest and penalties recognized in the consolidated balance sheets as of December 31, 2008 and 2007, respectively.
Retained earnings at December 31, 2008 and 2007, includes approximately $2,741,000 for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $932,000 at December 31, 2008 and 2007.
As of December 31, 2008, the tax years that remain open for examination by tax jurisdictions include 2005, 2006, and 2007.
Note 9. Pension Plan and Employee Benefits
The Bank has established a qualified, noncontributory defined benefit retirement plan, which covers all full-time employees. The defined benefit plan pays benefits to employees at retirement based upon years of service and compensation rates near retirement. The Bank’s funding policy is generally to make contributions equal to the normal cost and an amount to amortize any unfunded actuarial liability. Contributions are intended to provide not only for benefits attributable to service to date but also for those expected to be earned in the future.
The Bank has applied the provisions of SFAS No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, No. 132R, Employers’ Disclosures about Pension and Other Postretirement Benefits, and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans for its defined benefit plan.
During 2008, the Bank terminated the plan. In conjunction with the termination, lump sum distributions were made, and employees had the option of rolling over their distribution into the 401(k) plan sponsored by the Bank.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 9. Pension Plan and Employee Benefits (Continued)
At December 31, 2008 and 2007, the funded status of the plan was as follows:

	2008	2007
	(In Thousands)
Fair Value of Plan Assets at December 31	$—	$46
Benefit Obligation at December 31	—	(46)

Funded Status	—	—

Remaining Unrecognized Net Assets Existing at January 1, 1989 Subject to Amortization	—	—

Unrecognized Net Loss from Past Experience
Different from That Assumed	—	—

Prepaid Benefit Cost (Accrued Liability)	$—	$—

For 2008 and 2007 selected assumptions and amounts were as follows:

	2008	2007

Weighted Average Assumptions as of December 31st
Discount Rate	N/A	4.69%
Expected Return on Plan Assets	N/A	7.00%
Rate of Compensation Increase	N/A	N/A

	(In Thousands)
2008 and 2007 Amounts
Net Periodic Pension Cost (Credit)	$—	$(99)
Company Contributions	—	—
Benefits Paid	—	685
Settlement Payments	$—	$675

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 9. Pension Plan and Employee Benefits (Continued)
The plan’s weighted-average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

	2008	2007
Equity Securities — Institutional Cash Portfolio Money Market	N/A	0%
Interest Bearing Checking Accounts	N/A	100

	N/A	100%

Included in plan assets at December 31, 2007 are deposits with the Bank of $1,000.
The Bank offers a 401(k) Employee Savings Plan that covers employees completing at least 500 service hours during the plan year, who are over 21 years of age and have three months of service, with entry on the first day of the following month. Initially upon adoption of the plan, all employees were eligible regardless of service requirement. Employees are 100% vested in the funds they have contributed. The matching and discretionary funds contributed by the employer are fully vested upon contribution. Participants may make contributions in the form of salary deferrals up to 15% of their compensation, up to a maximum of $15,500 for 2008. In addition, participants who have reached the age of 50 may make an additional “catch-up” contribution annually without regard to the above limitations. The “catch-up” contribution limit for 2008 was $5,000. The Bank matches 100% of the employee contributions, up to 3% of compensation plus 50% of the employee contributions, between 3% and 5% of compensation, and there was no change in the percentage of matching contributions for 2008 or 2007. The Bank’s matching contributions for 2008 and 2007 amounted to $23,000 and $31,000, respectively.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 10. Other Comprehensive Income
The components of accumulated other comprehensive income and the related tax effects for the years ended December 31, 2008 and 2007, are as follows:

	2008	2007
	(In Thousands)
Gross Unrealized Holding Gains Arising During the Period	$503	$221
Tax Expense	171	75

	332	146

Reclassification Adjustment for Gains Included in Income	—	—
Tax Expense	—	—

	—	—

Net Unrealized Holding Gains Arising During the Period	$332	$146

Note 11. Regulatory Matters
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
Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Bank meets all capital adequacy requirements to which they are subject. The Bank was considered well capitalized according to the last regulatory examination.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 11. Regulatory Matters (Continued)
The Bank, at December 31, 2008 and 2007, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2008:
Tier 1 Capital (to Average Assets)	$13,727	26.83%	$2,047	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$13,727	47.98%	$1,144	4.00%
Total Capital (to Risk-Weighted Assets)	$14,000	48.93%	$2,289	8.00%

December 31, 2007:
Total Risked-Based Capital (to Risk-Weighted Assets)	$14,805	62.60%	$1,892	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	$14,532	61.44%	$946	4.00%
Tier 1 Capital (to Adjusted Total Assets)	$14,532	28.76%	$2,021	4.00%
Tier 1 Capital (to Adjusted Total Assets)	$14,532	28.76%	$1,516	3.00%
Total Capital (to Adjusted Total Assets)	$14,532	28.76%	$1,011	2.00%

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 12. Related Party Transactions
In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectability or present any other unfavorable features to the Bank. Loans to such borrowers are summarized as follows:

	2008	2007
	(In Thousands)

Balance, Beginning of Year	$296	$175
Advances	—	207
Appointment of New Director	220	—
Less: Directors Emeritus	80	—
Less: Payments	219	86

Balance, End of Year	$217	$296

Note 13. Commitments and Contingencies
The Bank had loan commitments of approximately $0 and $77,000 to extend credit and unused lines of credit of approximately $512,000 and $207,000 at December 31, 2008 and 2007, respectively. Commitments to extend credit are agreements to lend to a customer in the absence of a violation of any contract conditions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The unused lines of credit are revolving, open-end loans secured by mortgages on residential real estate. The Bank evaluates each customer’s credit request separately. Management determines and obtains the amount of collateral needed when credit is extended.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 13. Commitments and Contingencies (Continued)
The Bank leases office space to tenants under non-cancelable operating leases with terms of one to four years, at which time the majority of the tenants will have an option to renew their leases. Future minimum rentals under the leases at December 31, 2008 are as follows (in thousands):

2009	$201
2010	153
2011	94
2012	57

Total	$505

At December 31, 2007, the rental real estate held for lease consisted of 61% of the Bank’s two branches in New Orleans, Louisiana, and a building in Metairie, Louisiana. During the year ended December 31, 2008, the Bank ceased leasing land, building and improvements at its Metairie facility. The Bank’s investment in the property at December 31, 2008, and 2007 is as follows:

	2008	2007
	(In Thousands)
Land	$467	$920
Building and Improvements	3,637	3,945
Accumulated Depreciation	(562)	(499)

Total	$3,542	$4,366

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 14. Summarized Information of Wholly-Owned Subsidiary
Hibernia Homestead Development Corporation was an inactive wholly-owned subsidiary. As discussed in Note 1, the Corporation was dissolved during 2008. Its sole asset consisted of a checking account.
The following summarizes its financial condition and operations as of and for the years ended December 31, 2008 and 2007.

	2008	2007
	(In Thousands)
Assets
Cash	$—	$1

Liabilities and Equity
Retained Earnings	$—	$1

Net Income	$—	$—

Note 15. Financial Instruments with Off-Balance-Sheet Risk
The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. That instrument involves, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the notional amount. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.
Note 16. Significant Group Concentrations of Credit Risk
Most of the Bank’s lending activity is represented by loans receivable secured principally by first mortgages on real estate located within the state. Additionally, the substantial portion of the real estate upon which the Bank has extended credit is one-to-four family residential properties.
The Bank periodically maintains cash in bank accounts in excess of insured limits. The Bank has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 17. Disclosure about Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:
Cash and Short -Term Investments
For cash, the carrying amount approximates fair value. For short-term investments, fair values are calculated based upon general investment market interest rates for similar maturity investments.
Investment Securities
For securities and marketable equity securities held-for-investment purposes, fair values are based on quoted market prices.
Loan Receivables
For certain homogeneous categories of loans, such as residential mortgages, credit card receivables and other consumer loans, fair value is estimated using the current U.S. treasury interest rate curve, a factor for cost of processing and a factor for historical credit risk to determine the discount rate.
Deposit Liabilities
The fair value of demand deposits, savings deposits and certain money market deposits are calculated based upon general investment market interest rates for investments with similar maturities. The value of fixed maturity certificates of deposit is estimated using the U.S. treasury interest rate curve currently offered for deposits of similar remaining maturities.
Commitments to Extend Credit
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 17. Disclosure about Fair Value of Financial Instruments (Continued)
The estimated fair values of the Bank’s financial instruments at December 31, 2008 and 2007, are as follows (reported in thousands):

	December 31, 2008
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$6,870	$6,870
Investment Securities	11,947	11,947
Loans	32,546	31,358
Less: Allowance for Loan Losses	273	273

	$51,636	$50,448

Financial Liabilities
Deposits and Advance Payments by Borrrowers for Taxes and Insurance	$43,553	$43,122
FHLB Advances	—	—

	$43,553	$43,122

Unrecognized Financial Instruments
Commitments to Extend Credit	$512	$502

	December 31, 2007
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$83	$83
Investment Securities	15,005	15,005
Loans	29,713	29,832
Less: Allowance for Loan Losses	273	273

	$45,074	$45,193

Financial Liabilities
Deposits and Advance Payments by Borrrowers for Taxes and Insurance	$35,027	$34,809
FHLB Advances	600	600

	$35,627	$35,409

Unrecognized Financial Instruments
Commitments to Extend Credit	$284	$284

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 18. Fair Value of Financial Instruments
The Bank adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.
In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
•	Level 1 — Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets

•	Level 2 — Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market date for substantially the full term of the assets or liabilities.

•	Level 3 — Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

HIBERNIA HOMESTEAD BANK AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 18. Fair Value of Financial Instruments (Continued)
The following table presents the Bank’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Investment Securities	$11,947	$—	$11,947	$—

Total	$11,947	$—	$11,947	$—

Liabilities	$—	$—	$—	$—

Total	$—	$—	$—	$—

Note 19. Conversion and Stock Offering
On March 17, 2008, the Bank received approval from the Louisiana Office of Financial Institutions to change its name from Hibernia Homestead and Savings Association to Hibernia Homestead Bank. The name change was done in conjunction with the Bank’s conversion from a Louisiana-chartered mutual savings and loan association to a Louisiana-chartered mutual savings bank.
On January 27, 2009, the Bank completed its conversion from a mutual to a stock form of organization as a subsidiary of Hibernia Homestead Bancorp (the “Holding Company”), and the Holding Company completed an initial public offering in which it issued 1,113,334 shares of its common stock for a total of $11,133,340 in gross offering proceeds. In conjunction with the conversion, the Bank established a liquidation account in an amount equal to the Bank’s retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain deposit accounts in the Bank after the conversion.
In the event of a complete liquidation (and only in such event), each eligible account holder and supplemental eligible account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to common stock. Except for the payment of dividends by the Bank, the existence of the liquidation account will not restrict the use or application of such retained earnings.

Selected Quarterly Financial Data
The following table presents selected quarterly operating data for the fiscal years ended December 31, 2008 and 2007.

	For the quarter ended
	03/31/08	06/30/08	9/30/08	12/31/08
	(Dollars in thousands, except per share data)
Total interest income	$608	$594	$590	$606
Total interest expense	283	252	227	209
Net interest income	325	342	363	397
Provision for loan loss	—	—	—	—
Total non-interest income	38	46	25	18
Total non-interest expense	536	555	592	579
Income tax expense (benefit)	(59)	(57)	(69)	(57)
Net income (loss)	(114)	(110)	(135)	(107)

	For the quarter ended
	03/31/07	06/30/07	9/30/07	12/31/07
	(Dollars in thousands, except per share data)
Total interest income	$657	$632	$627	$615
Total interest expense	323	315	317	303
Net interest income	334	317	310	312
Provision for loan loss	—	—	—	—
Total non-interest income	44	56	47	39
Total non-interest expense	461	438	438	410
Income tax expense (benefit)	(29)	(22)	(27)	(61)
Net income (loss)	(54)	(43)	(54)	2

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A(T). Controls and Procedures.
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to the transition period established by the rules of the Securities and Exchange Commission for newly public companies. Under the applicable rules of the Securities and Exchange Commission for newly formed public companies, we anticipate that a report on management’s assessment regarding internal control over financial reporting will be included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be held in May 2009 (the “Proxy Statement”).
The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company’s website at www.hibbank.com.
Item 11. Executive Compensation.
The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation — Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two) — Audit Fees” in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3) Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Hibernia Homestead Bancorp, Inc.		(1)
3.2	Bylaws of Hibernia Homestead Bancorp, Inc.		(1)
4.0	Form of Stock Certificate of Hibernia Homestead Bancorp, Inc.		(1)
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Hibernia Homestead Bancorp’s registration statement on Form S-1, filed June 13, 2008 (SEC File No. 333-151656).
(b) The exhibits listed under (a)(3) of this Item 15 are filed herewith.
(c) Reference is made to (a)(2) of this Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA HOMESTEAD BANCORP, INC.
March 31, 2009	By:	/s/ A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Patrick W. Browne, Jr.
Patrick W. Browne, Jr.	Chairman of the Board	March 31, 2009

/s/ A. Peyton Bush, III
A. Peyton Bush, III	President and Chief Executive Officer	March 31, 2009

/s/ Donna T. Guerra
Donna T. Guerra	Chief Financial Officer Principal Financial and Accounting Officer)	March 31, 2009

/s/ Morrison C. Bethea
Morrison C. Bethea, M.D.	Director	March 31, 2009

/s/ Richard J. Brennan, Jr.
Richard J. Brennan, Jr.	Director	March 31, 2009

/s/ H. Merritt Lane, III
H. Merritt Lane, III	Director	March 31, 2009

/s/ Robert H. Saer
Robert H. Saer	Director	March 31, 2009

/s/ J. Kenneth Saer
J. Kenneth Saer	Director	March 31, 2009

/s/ John J. Weigel
John J. Weigel	Director	March 31, 2009

EXHIBIT INDEX

No.	Description	Location
3.1	Articles of Incorporation of Hibernia Homestead Bancorp, Inc.		(1)
3.2	Bylaws of Hibernia Homestead Bancorp, Inc.		(1)
4.0	Form of Stock Certificate of Hibernia Homestead Bancorp, Inc.		(1)
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Hibernia Homestead Bancorp’s registration statement on Form S-1, filed June 13, 2008 (SEC File No. 333-151656).