Form 10-K/A
period 2008-12-31
HIBERNIA HOMESTEAD BANCORP, INC.
filed 2009-04-29
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2008
or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                  YES  [   ]     NO   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES   [   ]     NO  [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.              YES   [X]    NO  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                            YES   [   ]    NO   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                      YES [   ]    NO  [X]

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

Number of shares of common stock outstanding as of April 28, 2009: 1,113,334

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:  None

HIBERNIA HOMESTEAD BANCORP, INC.

EXPLANATORY NOTE

    Hibernia Homestead Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009.  In accordance with General Instruction G(3), the Company is filing this amendment to include in its Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

TABLE OF CONTENTS

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Hibernia Homestead Bancorp's board of directors is divided into three classes, each of which contains approximately one-third of the board.  Our directors are elected by shareholders for staggered three-year terms, or until their successors are elected and qualified.  One class of directors, consisting of Messrs. Lane, Kenneth Saer and Weigel, has a term of office expiring at the first annual meeting of shareholders scheduled to be held in July 2009, a second class, consisting of Messrs. Bethea, Brennan and Robert Saer, has a term of office expiring at the 2010 annual meeting of shareholders and a third class, consisting of Messrs. Brown and Bush has a term of office expiring at the 2011 annual meeting of shareholders.  None of our directors are related to any of Hibernia Homestead Bancorp's other directors or executive officers by first cousin or closer, other than Kenneth Saer who is the father of Robert Saer.  The following table sets forth certain information regarding our directors, all of whom also serve as directors of Hibernia Homestead Bank.  The indicated period of service as a director includes service as a director of Hibernia Homestead Bank prior to the organization of Hibernia Homestead Bancorp in 2008.  Ages are reflected as of December 31, 2008.

Name	Age	Position with Hibernia Homestead and Principal Occupation During the Past Five Years	Director Since

Morrison C. Bethea, M.D.	63	Director. Medical consultant for medical and health affairs to Freeport-McMoRan Copper and Gold, Inc. since 1984. Previously, heart surgeon in private group practice until 2005. Advisory director of McMoRan Exploration, Co., New Orleans, Louisiana.	2008

Richard J. Brennan, Jr.	48	Director. Managing Partner of Dickie Brennan & Company, a restaurant management services company including Dickie Brennan’s Steakhouse, Palace Café and Bourbon House Seafood and Oyster Bar located in New Orleans, Louisiana.	2008

Patrick W. Browne, Jr.	75	Chairman of the Board of Hibernia Homestead Bancorp since June 2008 and of Hibernia Homestead Bank since 1981. Former President and Chief Executive Officer of Hibernia Homestead Bank from 1974 until July 2004. Prior thereto, Mr. Browne was an attorney with Jones Walker, New Orleans, Louisiana.	1962

A. Peyton Bush, III	64
President and Chief Executive Officer of Hibernia Homestead Bancorp since June 2008 and of Hibernia Homestead Bank since July 2004. Financial consultant with Chaffe & Associates, New Orleans, Louisiana from 2003 until July 2004 and with School Street Capital Group, Boston, Massachusetts from 2000 to 2002. Previously, President, New Orleans Region, Deposit Guaranty National Bank, Metairie, Louisiana from 1997 to 1999.  Prior thereto, President, Chief Executive Officer and Director of Jefferson Guaranty Bank, Metairie, Louisiana from 1987 to 1997. From 1974 to 1987, Mr. Bush served in various management capacities with First National Bank of Commerce, New Orleans, Louisiana.
			2004

Name	Age	Position with Hibernia Homestead and Principal Occupation During the Past Five Years	Director Since

H. Merritt Lane, III	47
Director. President, Chief Executive Officer and director of Canal Barge Company, Inc., a U.S. flag marine transportation and management services company headquartered in New Orleans, Louisiana since 1986. Director of International Shipholding Corporation an operator of a fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers headquartered in Mobile, Alabama. Director, Illinois Marine Towing, a wholly owned subsidiary of Canal Barge Company, engaged in the towing, fleeting, shipyard and harbor services business.  Director, Ponchartrain Materials Corporation, a New Orleans-based materials distribution and handling business.
			2008

J. Kenneth Saer	79	Director. Retired physician. Previously, Mr. Saer was an orthopedic surgeon with Southern Orthopedic Specialists, New Orleans, Louisiana.	1975

Robert H. Saer	49	Director. Founder and partner of Monarch Real Estate Advisors, Inc., a real estate development and management company headquartered in New Orleans, Louisiana, since 1991.	2008

John J. Weigel	76	Director. Retired attorney. Previously, Mr. Weigel was a partner with Jones Walker, New Orleans, Louisiana.	1995

Executive Officers Who are Not Also Directors

    Michael G. Gretchen, age 57 years, has served as Senior Vice President and Corporate Secretary of Hibernia Homestead Bancorp since June 2008 and Senior Vice President and Corporate Secretary of Hibernia Homestead Bank since January 2008 and March 2008, respectively.  Mr. Gretchen previously served as an associate with INROADS Loan Review Services, New Orleans, Louisiana from September 2006 until January 2008; a Senior Vice President for BankOne, New Orleans, Louisiana, from 2003 until June 2005; and a financial advisor with Morgan Stanley in New Orleans, Louisiana, from 2001 until 2003. Prior thereto, Mr. Gretchen served as Executive Vice President, Commercial Banking with Hibernia National Bank, New Orleans, Louisiana from 1999 to 2001; and in various other positions with Hibernia National Bank since 1977.

    Donna T. Guerra, age 44 years, has served as Chief Financial Officer and Assistant Secretary of Hibernia Homestead Bancorp since June 2008 and Senior Vice President, Chief Financial Officer and Assistant Secretary of Hibernia Homestead Bank since June 2005.  Previously, Ms. Guerra served as a financial consultant with Oil Mop, LLC, Belle Chasse, Louisiana, from 2003 until June 2005. Prior thereto, Ms. Guerra served as Senior Internal Consultant, financial division of Ochsner Foundation Hospital, New Orleans, Louisiana from March 1998 to October 2001; and Vice President, Finance and Investments and Purchasing of Jefferson Guaranty Bank, Metairie, Louisiana from August 1989 to March 1997.  Previously, Ms. Guerra served as a Senior Accountant with Deloitte & Touche, New Orleans, Louisiana from 1988 to August 1989.

    Our executive officers are elected annually and hold office until their successors have been elected and qualified or until death, resignation or removal by the board of directors.

    Audit Committee.  The Board of Directors has established an Audit Committee that reviews with management and the independent registered public accounting firm the systems of internal control, reviews the annual financial statements, including the Form 10-K and monitors Hibernia Homestead Bancorp's adherence to accounting and financial reporting requirements in conformity with U.S. generally accepted accounting principles.  The Audit Committee is currently comprised of four directors, Dr. Bethea and Messrs. Weigel, Robert Saer and Kenneth Saer, who is chairman.  Each of the members are independent directors as defined in the Nasdaq listing standards and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has not identified a member of the Audit Committee who meets the Securities and Exchange Commission's definition of audit committee financial expert. The Board of Directors believes that the Audit Committee members have sufficient expertise to fulfill their fiduciary duties.

Code of Ethics.  Hibernia Homestead Bancorp has adopted a code of ethics policy, which applies to its senior financial officers, including its principal executive officer and principal financial officer.  The code of ethics is available on our website at www.hibbank.com under the "Investor Relations" tab.

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors, and persons who own more than 10% of Hibernia Homestead Bancorp's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by regulation to furnish Hibernia Homestead Bancorp with copies of all Section 16(a) forms they file.  We know of no person who owns 10% or more of our common stock.

Based solely on our review of the copies of such forms furnished to us, or written representations from our officers and directors, we believe that during, and with respect to, the fiscal year ended December 31, 2008, our officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

Executive Compensation

    Summary Compensation Table.  The following table shows the compensation paid by Hibernia Homestead Bank to its Chairman of the Board and President and Chief Executive Officer for the years ended December 31, 2008 and 2007.  No executive officers of Hibernia Homestead Bank received total compensation in excess of $100,000 during fiscal 2008.

				All Other
Name and Principal Position	Year	Salary(1)	Bonus	Compensation(2)	Total

Patrick W. Browne, Jr.	2008	$82,000	$ --	$7,082	$89,082
Chairman of the Board	2007	82,000	--	5,500	87,500

A. Peyton Bush, III	2008	75,000	--	11,509	86,509
President and Chief Executive Officer	2007	75,000	--	10,000	85,000
_____________________
(1)	The amounts disclosed in this column for Mr. Bush include amounts contributed by the named executive officer to the 401(k) Plan of Hibernia Homestead Bank.

(2)
Includes director's fees of $6,000 and $5,500 in 2008 and 2007, respectively, for Messrs. Browne and Bush and contributions under the 401(k) Plan to the accounts of Messrs. Browne and Bush in 2008 and Mr. Bush in 2007.

    The board of directors approved Mr. Bush's base salary of $75,000 for fiscal 2008, which was the same amount as for fiscal 2007.  The dollar amount of total salary was based on the board's perception of the local market for chief executive officer compensation and was intended to ensure that Hibernia Homestead remained competitive in attracting and retaining a qualified chief executive officer.

Letter Agreement

    In November 2007, Hibernia Homestead Bank entered into a letter agreement with Michael G. Gretchen, Senior Vice President, in connection with his employment.  The letter agreement provides that Mr. Gretchen shall receive an initial base salary of not less than $70,000.  Mr. Gretchen is also eligible for a bonus in such amount as determined by the board of directors at their discretion as well as quarterly bonuses or a salary increase based on Hibernia Homestead's average commercial loans outstanding.  Mr. Gretchen will receive a bonus in the amount of $2,500 for each calendar quarter during which Hibernia Homestead's average commercial loans outstanding, excluding delinquent loans, equals or exceeds $5.0 million.  When Hibernia Homestead's average commercial loans outstanding, excluding delinquent loans, equals or exceeds $15.0 million for a calendar quarter, in lieu of further bonus payments Mr. Gretchen's annual salary will be increased to $95,000.  The agreement also provides that Mr. Gretchen may participate in employee benefit plans, currently consisting only of health insurance and 401(k) Plans and the provision of a parking space.  Mr. Gretchen would also participate in the employee stock ownership plan as well as the proposed stock option plan and recognition and retention plan.

Stock Benefit Plans

    Hibernia Homestead Bancorp does not currently maintain any stock benefit plans other than an employee stock ownership plan adopted in connection with the conversion of Hibernia Homestead Bank completed in January 2009.

Director Compensation

    Our directors are not compensated separately by Hibernia Homestead Bancorp but serve on the Board of Directors and are compensated by Hibernia Homestead Bank.  We do not anticipate paying separate compensation to Hibernia Homestead Bancorp's directors until such time as such persons devote significant time to the separate management of our affairs, which is not expected to occur unless we become actively engaged in additional businesses other than holding the stock of Hibernia Homestead Bank.  We may determine that such compensation is appropriate in the future.

    Each director of Hibernia Homestead Bank receives $500 for each meeting of the board of directors attended, and $200 for each committee meeting attended.

    Director Compensation Table.  The following table sets forth total compensation paid to each director of Hibernia Homestead Bank during fiscal 2008, other than Messrs. Browne and Bush whose compensation is set forth above under "—Executive Compensation."  Hibernia Homestead Bank does not have a defined benefit pension plan or retirement plan for the benefit of directors.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Morrison C. Bethea, M.D.(1).	$5,400	--	$5,400
Richard J. Brennan, Jr.(1)	4,500	--	4,500
H. Merritt Lane, III(1)	4,000	--	4,000
J. Kenneth Saer	5,700	--	5,700
Robert H. Saer(1)	4,900	--	4,900
John J. Weigel	5,400	--	5,400
______________________
(1)  Messrs. Bethea, Brennan, Lane and Robert Saer were elected directors in March 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  As of December 31, 2008, Hibernia Homestead Bancorp did not maintain any equity compensation plans requiring disclosure herein.

Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management. The following tables set forth as of March 31, 2009, certain information as to the common stock beneficially owned by (i) the directors of Hibernia Homestead Bancorp, (ii) certain executive officers of Hibernia Homestead Bancorp who are not also directors, and (iii) all directors and executive officers of Hibernia Homestead Bancorp as a group.  We do not know of any person or entity, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who or which is the beneficial owner of more than 5% of the issued and outstanding common stock.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Directors:
Morrison C. Bethea, M.D.	30,000(1)	2.7%
Richard J. Brennan, Jr.	2,000(2)	*
Patrick W. Browne, Jr.	25,000(3)	2.2
A. Peyton Bush, III	30,000(4)	2.7
H. Merritt Lane, III	30,000(5)	2.7
J. Kenneth Saer	15,000	1.3
Robert H. Saer	10,000(6)	*
John J. Weigel	2,500	*

Executive Officers:
Michael G. Gretchen	2,500(7)	*
Donna T. Guerra	2,576(8)	*

All Directors and Executive Officers
as a Group (10 persons)	149,576	13.4%
_____________________
*          Represents less than 1% of outstanding common stock.

(1)	Includes 10,000 shares held by Dr. Bethea's spouse.

(2)	The 2,000 shares are held jointly with Mr. Brennan's spouse.

(3)	Includes 5,000 shares held by Mr. Browne's spouse.

(4)	Includes 10,000 shares held jointly with Mr. Bush's spouse and 20,000 shares held in his individual retirement account.

(5)	Includes 2,500 shares held by Mr. Lane's spouse and 7,500 shares as Uniform Transfers to Minors Act custodian for his children.

(6)	Includes 5,000 shares held jointly with Mr. Saer's spouse, 2,500 shares held in his individual retirement account and 2,500 shares held by Saer Investment Trusts.

(7)	The 2,500 shares are held in Mr. Gretchen's individual retirement account.

(8)	The 2,576 shares are held jointly with Ms. Guerra's spouse.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

    Related Party Transactions.  During fiscal 2008, Hibernia Homestead Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with its directors and officers, and other related parties.  These transactions have been made on substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the same time for comparable transactions with unaffiliated parties.  The extensions of credit to these persons have not and do not currently involve more than the normal risk of collectability or present other unfavorable features.  None of these loans or other extensions of credit are disclosed as non-accrual, past due, restructured or potential problem loans.  Under Hibernia Homestead Bancorp's Audit Committee Charter, the Audit Committee is required to review and approve all related party transactions, as described in Item 404 of Regulation S-K of the SEC's rules.

    Director Independence.  Our Board of Directors has determined that Dr. Bethea and Messrs. Brennan, Lane, Kenneth Saer, Robert Saer and Weigel are independent directors as defined in the Nasdaq listing standards.

Item 14.     Principal Accounting Fees and Services

    Audit Fees.  The following table sets forth the aggregate fees paid by us to LaPorte, Sehrt, Romig & Hand for professional services rendered in connection with the audit of Hibernia Homestead Bank's consolidated financial statements for fiscal 2008 and 2007, as well as the fees paid by us to LaPorte, Sehrt, Romig & Hand for audit-related services, tax services and all other services rendered during fiscal 2008 and 2007.

	Year Ended December 31,
	2008	2007
Audit fees (1)	$39,450	$42,000
Audit-related fees (2)	49,241	1,500
Tax fees (3)	--	--
All other fees	1,388	--
Total	$90,079	$43,500
___________________

(1)
Audit fees consist of fees incurred in connection with the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports filed with the Securities and Exchange Commission, and with respect to fiscal 2008, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Audit-related fees consist of fees incurred in connection with the review of registration statements in connection with the conversion of Hibernia Homestead Bank.

(3)	Tax fees consist primarily of fees paid in connection with preparing federal and state income tax returns and other tax related services.

    The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it to Hibernia Homestead Bancorp.  The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee's charter.  In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

    The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary.  The Chair of the Audit Committee has been delegated the authority to approve non-audit related services in lieu of the full Audit Committee.  On a quarterly basis, the Chair of the Audit Committee presents any previously-approved engagements to the full Audit Committee.

    Each new engagement of LaPorte, Sehrt, Romig & Hand was approved in advance by the Audit Committee or its Chair, and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission's rules.

PART IV

Item 15. Exhibits and Financial Statement Schedules

    (a)(1)      The following financial statements are incorporated by reference from Item 8 of Hibernia Homestead Bancorp's Form 10-K, filed with the Securities and Exchange Commission on March 31, 2009 (SEC File No. 000-53555):

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

    (3)     Exhibits

    The following exhibits are filed as part of this Form 10-K/A and this list includes the Exhibit Index.

No.	Description	Location
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA HOMESTEAD BANCORP, INC.

Date: April 29, 2009	By:	/s/A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer

Date: April 29, 2009	By:	/s/Donna T. Guerra
Donna T. Guerra
Senior Vice President and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, A. Peyton Bush, III, certify that:

1.           I have reviewed this amended annual report on Form 10-K/A of Hibernia Homestead Bancorp, Inc. (the “registrant”);

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of  internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 29, 2009                                /s/A. Peyton Bush, III            _______
                                                  A. Peyton Bush, III
                                            President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Donna T. Guerra certify that:

1.           I have reviewed this amended annual report on Form 10-K/A of Hibernia Homestead Bancorp, Inc. (the “registrant”);

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 29, 2009                                  /s/Donna T. Guerra
                                                         Donna T. Guerra
         Senior Vice President and
          Chief Financial Officer

EXHIBIT 32.0

SECTION 1350 CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Each of A. Peyton Bush, III, President and Chief Executive Officer and Donna T. Guerra, Senior Vice President and Chief Financial Officer of Hibernia Homestead Bancorp, Inc. (the “Company”), hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)
The amended Annual Report on Form 10-K/A of the Company for the fiscal year ended December 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Sections 78m(a) or 78o(d); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 29, 2009                                /s/A. Peyton Bush, III
                                                  A. Peyton Bush, III
                                            President and Chief Executive Officer

Date: April 29, 2009                                /s/Donna T. Guerra
                                                  Donna T. Guerra
                                            Senior Vice President and Chief Financial
                                                Officer

Note:
A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to Hibernia Homestead Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.