Form 10-Q
period 2009-03-31
HIBERNIA HOMESTEAD BANCORP, INC.
filed 2009-05-15
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2009, 1,113,334 shares of the Registrant’s common stock were issued and outstanding.

Hibernia Homestead Bancorp, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Hibernia Homestead Bancorp, Inc.
Consolidated Balance Sheets

	At March 31,	At December 31,
	2009	2008
	(Unaudited)
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$756	$879
Cash, Interest Bearing	971	16
Federal Funds Sold	1,950	5,975

Total Cash and Cash Equivalents	3,677	6,870

Investment Securities Available for Sale	13,981	11,947
Loans Receivable, Net	33,052	32,273
Accrued Interest Receivable	190	192
Investment in FHLB of Dallas Stock	171	171
Investment in FNBB Stock	210	210
Other Real Estate Owned	50	—
Premises and Equipment, Net	5,291	5,346
Deferred Income Taxes	358	339
Prepaid Expenses and Other Assets	233	868

Total Assets	$57,213	$58,216

Liabilities and Equity

Liabilities
Deposits	$33,262	$43,143
Advance Payments by Borrowers for Taxes and Insurance	231	410
Accrued Interest Payable	3	7
Accounts Payable and Other Liabilities	109	482

Total Liabilities	33,605	44,042

Commitments and Contingencies

Equity
Preferred Stock, $.01 par value - 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value - 9,000,000 shares authorized; 1,113,334 issued; 1,113,334 outstanding	11	—
Additional Paid In Capital	10,345	—
Unearned ESOP Shares	(882)	—
Accumulated Other Comprehensive Income, Net of Tax Effects	180	108
Retained Earnings	13,954	14,066

Total Equity	23,608	14,174

Total Liabilities and Equity	$57,213	$58,216

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands, Except Per Share Data)
Interest Income
Loans Receivable
First Mortgage Loans	$468	$443
Commercial Loans	2	—
Consumer and Other Loans	2	2
Federal Funds Sold and Cash — Interest Bearing	3	2
Mortgage-Backed Securities	122	161
Investment Securities	6	—

Total Interest Income	603	608

Interest Expense
Deposits	170	278
Borrowed Funds	—	5

Total Interest Expense	170	283

Net Interest Income	433	325

Provision for Loan Losses	15	—

Net Interest Income After
Provision for Loan Losses	418	325

Non-Interest Income
Other Income	8	13
Rental Income, Net of Related Expenses	14	25

Total Non-Interest Income	22	38

Non-Interest Expenses
Salaries and Employee Benefits	294	243
Occupancy Expenses	91	77
Data Processing	70	55
Advertising	2	46
Professional Fees	53	40
Supplies and Stationery	12	12
Telephone and Postage	12	16
Supervision Exams & Assessment	10	11
Directors’ Fees	12	10
Other Operating Expenses	52	26

Total Non-Interest Expenses	608	536

Loss Before Income Tax Benefit	(168)	(173)

Income Tax Benefit	(56)	(59)

Net Loss	$(112)	$(114)

Loss Per Common Share
Basic	$(0.10)	N/A
Diluted	$(0.10)	N/A
See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Equity (Unaudited)
Three Months Ended March 31, 2009 and 2008

				Accumulated
		Additional	Unearned	Other
	Common	Paid-In	ESOP	Comprehensive	Retained
	Stock	Capital	Shares	Income (Loss)	Earnings	Total
	(In Thousands)

BALANCE — January 1, 2008	$—	$—	$—	$(224)	$14,532	$14,308

Net Loss	—	—	—	—	(114)	(114)

Other Comprehensive Income	—	—	—	176	—	176

BALANCE — March 31, 2008	$—	$—	$—	$(48)	$14,418	$14,370

BALANCE — January 1, 2009	$—	$—	$—	$108	$14,066	$14,174

Net Loss	—	—	—	—	(112)	(112)

Other Comprehensive Income	—	—	—	72	—	72

Issuance of Common Stock for Initial Public Offering	11	10,345	—	—	—	10,356

Shares Purchased for ESOP	—	—	(891)	—	—	(891)

ESOP Shares released for allocation	—	—	9	—	—	9

BALANCE — March 31, 2009 (Unaudited)	$11	$10,345	$(882)	$180	$13,954	$23,608

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In Thousands)

Cash Flows from Operating Activities

Net Loss	$(112)	$(114)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operation Activities
Provision for Loan Losses	15	—
Deferred Income Taxes	(54)	—
Depreciation and Amortization	69	57
Net Discount Accretion	(4)	(6)
Stock Dividend on FHLB of Dallas Stock	—	(2)
Non-Cash Compensation	9	—
Changes in Operating Assets and Liabilities:
Decrease in Accrued Interest Receivable	2	7
Decrease (Increase) in Prepaid Expenses and Other Assets	635	(269)
(Decrease) in Accrued Interest Payable	(4)	—
(Decrease) Increase in Accounts Payable and Other Liabilities	(373)	1
(Increase) in Prepaid Income Taxes	—	(1)

Net Cash Provided by (Used in) Operating Activities	220	(327)

Cash Flows from Investing Activities

Net (Increase) Decrease in Loans Receivable	(844)	806
Purchases of Securities Available for Sale	(2,527)	—
Maturities, Redemptions and Sales of Securities Available for Sale	604	785
Purchase of Premises and Equipment	(14)	(48)

Net Cash (Used in) Provided by Investing Activities	(2,818)	1,543

Cash Flows from Financing Activities

Net (Decrease) Increase in Deposits	(9,881)	52
Repayments of Short-Term Borrowings from FHLB of Dallas	—	(400)
Net Decrease in Advance Payments by Borrowers for Taxes and Insurance	(179)	(123)
Proceeds from Issuance of Common Stock	11,133	—
Cost of Issuance of Common Stock	(777)	—
Purchase of Stock for ESOP	(891)	—

Net Cash Used in Financing Activities	(595)	(471)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,193)	745

Cash and Cash Equivalents — Beginning of Period	6,870	83

Cash and Cash Equivalents — End of Period	$3,677	$828

Supplementary Schedule of Cash Flow Information
Cash Paid for Interest on Deposits and Borrowings	$174	$284

Market Value Adjustment for Gain on Securities Available for Sale	$107	$267

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Hibernia Homestead Bancorp, Inc. (the “Company” or “Hibernia”) is a Louisiana corporation, which was organized to be the holding company for Hibernia Homestead Bank (the “Bank”), which is a Louisiana-chartered, FDIC-insured savings bank. The Company was organized in June 2008 in conjunction with the Bank’s conversion from a mutual savings bank to a stock savings bank. Financial statements prior to the conversion, which was completed on January 27, 2009, are the financial statements of the Bank. A total of 1,113,334 shares of common stock of the Company were sold at $10 per share in the subscription and community offerings through which the Company received proceeds of approximately $10.4 million, net of offering costs of approximately $777,000. As a result of the Bank’s election pursuant to Section 10(1) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). For further information on Hibernia Homestead Bank’s conversion, see Note 5 in these Notes to Consolidated Financial Statements.
Prior to the conversion described above, the Board of Directors approved a plan of charter conversion in December 2007 by which the Bank would convert its charter from a Louisiana-chartered mutual homestead and savings association to a Louisiana-chartered mutual savings bank. Such conversion was subject to receipt of both member and regulatory approval. The members of the Bank approved the plan of charter conversion at the annual meeting held on February 29, 2008 and the Louisiana Office of Financial Institutions approved the Bank’s application to convert its charter effective March 17, 2008. As a result of the charter conversion, the Bank’s primary federal banking regulator changed from the OTS to the Federal Deposit Insurance Corporation (“FDIC”). The Louisiana Office of Financial Institutions remains as the Bank’s state banking regulator.
The Bank provides a variety of financial services primarily to individual customers through its three branches in New Orleans and Metairie, Louisiana. The Bank’s primary deposit products are checking accounts, money market accounts, interest bearing savings and certificates of deposit. Its primary lending products are residential mortgage loans. In fiscal 2008, the Bank introduced new commercial loan products. The Bank provides services to customers in the New Orleans, Metairie and surrounding areas.
The Bank’s operations are subject to customary business risks associated with activities of a financial institution. Some of those risks include competition from other institutions and changes in economic conditions, interest rates and regulatory requirements.
In August 2005, Hurricane Katrina caused wide-spread devastation in the areas in which the Bank operates. Certain of the affected areas are still in the process of recovering from the adverse impacts caused by the hurricane. The adverse financial effects of that catastrophe upon the Bank were recognized in its financial statements at that time. To date, no significant additional adverse effects have manifested themselves. However, since some areas within the Bank’s market are still recovering, whether the extent to which those areas eventually recover could adversely affect the future financial condition of area businesses, and the degree of such adverse impact, if any, is unknown at this time.
The accompanying unaudited financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any other period. These financial statements should be read in conjunction with the audited financial statements of the Bank and the accompanying notes thereto for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009 (File No. 000-53555).

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hibernia Homestead Bank. All significant intercompany balances and transactions between the Company and its wholly owned subsidiary have been eliminated.
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Cash Equivalents
Cash equivalents consist of cash on hand and in banks and federal funds sold. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities, when purchased, of less than three months to be cash equivalents.
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
Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the unallocated reserve levels. The reserve for loan losses is based on management’s estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate. The reserve for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the reserve for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings. Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the reserve.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Impaired Loans
Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. This valuation allowance is recorded in the allowance for loan losses on the balance sheet.
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Impaired Securities
Securities available for sale or held-to-maturity in which, after acquisition, the Company believes it will not be able to collect all amounts due according to its contractual terms are considered to be permanently impaired. In accordance with generally accepted accounting principles, impaired securities are written down to fair value, and any unrealized loss is charged to net income. The written down amount then becomes the security’s new cost basis.
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Income Taxes (Continued)
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
In accordance with FASB Statement No. 109, Accounting for Income Taxes, we may recognize certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss carryforwards we have available. At March 31, 2009, the Company has a net operating loss carryforward of approximately $1.3 million. The net operating loss carryforward expires as follows:

2027	$943
2028	309

$1,252

As a result of the Company’s acquisition of the stock of the Bank in connection with the Bank’s conversion in January 2009, a limitation on the ability to fully utilize the net operating loss occurred. Based on management’s best estimate, the amount of annual taxable income that can be offset each year by the net operating loss carryforward is approximately $611,000.
Comprehensive Income
The Company reports comprehensive income in accordance with Statement of Financial Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of equity and comprehensive income. SFAS No. 130 requires only additional disclosures in the financial statements, it does not affect the Company’s financial position or results of operations.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

	Three Months Ended
	March 31,
	(Unaudited)
	2009	2008
	(In Thousands)

Net Loss	$(112)	$(114)
Other Comprehensive Income, Net of Tax
Unrealized (Loss) Gain on Securities	72	176

Total Other Comprehensive Income	72	176

Total Comprehensive Income (Loss)	$(40)	$62

Statement of Cash Flows
The statement of cash flows was prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 104, Statement of Cash Flows — Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions. This Statement permits certain financial institutions to report, in a statement of cash flows, net receipts and payments for deposits placed, time deposits accepted and repaid and loans made and collected. Additionally, in accordance with generally accepted accounting principles, interest credited directly to deposit accounts has been accounted for as operating cash payments.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. During 2008, FASB deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within the fiscal year. Adoption of this pronouncement did not have a monetary effect on the financial position and results of operations of the Company, but resulted in expanded disclosures.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not make an early adoption election nor has it chosen to measure the financial instruments identified under SFAS No. 159 at fair value.

Hibernia Homestead Bancorp, Inc.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is effective November 15, 2008, and is not expected to result in changes to current practices nor have a material effect on the Company.
In September 2008, the FASB issued FASB Staff Position (FSP) FAS 133-1 and FASB Interpretation (FIN) 45-4, Disclosures about Credit Derivatives and Financial Guarantees. The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. FSP FAS 133-1 and FIN 45-4 is effective for interim and annual periods ending after November 15, 2008. This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.
In February 2008, FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. Management does not anticipate a material impact on its consolidated financial statements as a result of this statement.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In April 2008, FASB issued FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142 Goodwill and Other Intangibles. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date. This pronouncement is not expected to have an affect on the financial position and results of operations of the Company.
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $2,000 and $46,000 for the three months ended March 31, 2009 and 2008, respectively.
Note 2. Investment Securities
A summary of investment securities classified as trading, available for sale and held to maturity is presented below.
Trading Securities
The Company had no securities classified as trading securities at March 31, 2009 and December 31, 2008.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
Available for Sale
The carrying values and estimated market values of available for sale securities at March 31, 2009 and December 31, 2008, are summarized as follows:

	March 31, 2009 (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Government Agencies	$2,523	$—	$—	$2,523
Mortgage Backed Securities	11,186	275	3	11,458

Total Securities Available for Sale	$13,709	$275	$3	$13,981

December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Mortgage Backed Securities	$11,782	$167	$2	$11,947

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
The amortized cost and estimated market values of available for sale securities at March 31, 2009 and at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2009 (Unaudited)
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$—	$—
Due After One Year Through Five Years	6,736	6,826
Due After Five Years Through Ten Years	3,708	3,781
Due After Ten Years Through Twenty Years	2,811	2,906
Due After Twenty Years	454	468

	$13,709	$13,981

	December 31, 2008
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$—	$—
Due After One Year Through Five Years	5,034	5,048
Due After Five Years Through Ten Years	2,318	2,359
Due After Ten Years Through Twenty Years	3,970	4,075
Due After Twenty Years	460	465

	$11,782	$11,947

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists.
The proceeds from the sales, redemptions and maturities of securities available for sale for the three months ended March 31, 2009 and 2008 were $604,000 and $785,000, respectively. Gross realized gains for each period ended March 31, 2009 and 2008 amounted to $0. The proceeds from the sales, redemptions and maturities of securities available for sale for the year ended December 31, 2008 were $3.6 million, resulting in no gains or losses in 2008.
Held-to-Maturity
There were no held-to-maturity securities at March 31, 2009 or December 31, 2008.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
Gross unrealized losses in investment securities at March 31, 2009 and December 31, 2008 existing for continuous periods of less than 12 months and for continuous periods of 12 months or more at those dates are as follows:

March 31, 2009
(Unaudited)
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Security	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Value	Losses	Value	Losses	Value	Losses

Available for Sale Government Agencies	$997	$3	$—	$—	$997	$3

December 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Security	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Value	Losses	Value	Losses	Value	Losses

Available for Sale Mortgage Backed Securities	$331	$2	$—	$—	$331	$2

Management evaluates securities for other-than-temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Hibernia to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
At March 31, 2009 and December 31, 2008, these unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold available-for-sale debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Loans Receivable
Loans receivable at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)
	(In Thousands)

First Mortgage Real Estate Loans	$32,739	$32,173
Second Mortgage Real Estate Loans	214	216
Commercial Loans Secured by Real Estate	315	91
Loans on Savings Accounts	31	32

	33,299	32,512
Deferred Loan Origination Costs	41	34
Reserve for Loan Losses	(288)	(273)

Total	$33,052	$32,273

Loan balances past due more than ninety days amounted to $730,000 and $150,000 at March 31, 2009 and December 31, 2008, respectively.
Activity in the reserve for loan losses is summarized as follows:

	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008
	(Unaudited)
	(In Thousands)

Balance, Beginning of Period	$273	$273
Provision Charged to Operating Expense	15	—
Loans Charged Off, Net of Recoveries	—	—

Balance, End of Period	$288	$273

At March 31, 2009, there were $730,000 of loans considered to be impaired under the guidance provided by SFAS No. 114 and No. 118. The reserve for loan losses related to impaired loans at that date amounted to $95,000. As of December 31, 2008, there were no loans considered to be impaired, and the reserve for loan losses related to impaired loans as of that date was $-0-. Interest income recognized on impaired loans was not significant for the three months ended March 31, 2009, and for the year ended December 31, 2008. The Bank is not committed to lend additional funds to debtors whose loans have been modified.
In 2005 Hurricane Katrina affected the residents and businesses within the Bank’s operating area. The adverse financial impacts of this event on the Bank’s loan portfolio were recognized at that time. Management continues to closely monitor the loan portfolio, and no substantial additional losses directly related to this catastrophe have been experienced to date. However, as indicated previously, the extent to which the still affected areas within the Bank’s market eventually recover is unknown at this time as are the ultimate adverse additional impacts that the hurricane might have, if any, on the Bank’s loan portfolio.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 4. Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation as a result of its conversion to a state chartered savings bank in March 2008. Prior to this date, the Bank’s primary federal regulator was the Office of Thrift Supervision. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material affect on the Bank and the consolidated financial statements. As a savings and loan holding company, Hibernia is not subject to any regulatory capital requirements.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of March 31, 2009, that the Bank meets all capital adequacy requirements to which they are subject. The Bank was considered well capitalized according to the last regulatory examination.
The Bank, at March 31, 2009 and December 31, 2008, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2009 (unaudited)
Tier 1 Capital (to Average Assets)	$18,788	32.94%	$2,282	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,788	67.40%	$1,115	4.00%
Total Risk-Based Capital (to Risk-Weighted Assets)	$19,076	68.43%	$2,230	8.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2008
Tier 1 Capital (to Average Assets)	$13,727	26.83%	$2,047	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$13,727	47.98%	$1,144	4.00%
Total Risk-Based Capital (to Risk-Weighted Assets)	$14,000	48.93%	$2,289	8.00%

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5. Mutual to Stock Conversion
On March 17, 2008, the Bank received approval from the Louisiana Office of Financial Institutions to change its name from Hibernia Homestead and Savings Association to Hibernia Homestead Bank. The name change was done in conjunction with the Bank’s conversion from a Louisiana-chartered mutual homestead and savings association to a Louisiana-chartered mutual savings bank.
On January 27, 2009, the Bank completed its conversion from a mutual to a stock form of organization as a subsidiary of Hibernia Homestead Bancorp and the Company completed an initial public offering in which it issued 1,113,334 shares of its common stock for a total of $11,133,340 in gross offering proceeds. In conjunction with the conversion, the Bank established a liquidation account in an amount equal to the Bank’s retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain deposit accounts in the Bank after the conversion.
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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to Hibernia Homestead Bancorp, Inc. (the “Company” or “Hibernia”) and Hibernia Homestead Bank (the “Bank”) that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in portions of this document the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Bank or their management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company and/or the Bank with respect to forward-looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.
General
The Company was formed by the Bank in June 2008, in connection with the Bank’s conversion to a Louisiana chartered stock form savings bank (the “Conversion”) completed on January 27, 2009. The Company’s results of operations are primarily dependent on the results of the Bank, which became a wholly owned subsidiary upon completion of the Conversion. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. The Bank’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.
Critical Accounting Policies
In reviewing and understanding financial information for Hibernia, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our financial statements. The accounting and financial reporting policies of Hibernia conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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
Comparison of Financial Condition at March 31, 2009 and December 31, 2008
Hibernia Homestead Bancorp’s total assets decreased $1.0 million, or 1.7%, to $57.2 million at March 31, 2009 compared to $58.2 million at December 31, 2008. During the first three months of 2009, the largest decrease was in cash and cash equivalents, which decreased $3.2 million and was partially offset by an increase of $2.0 million in investment securities available for sale. The decrease in cash and cash equivalents as of March 31, 2009, is primarily a result of the investment of excess liquidity in available for sale securities. Our net loans receivable increased by $779,000, or 2.4%, to $33.1 million at March 31, 2009, compared to $32.3 million at December 31, 2008. During the first three months of 2009 our total loan originations amounted to $2.9 million and loan principal payments were $2.1 million. Our total investment securities amounted to $14.0 million at March 31, 2009, compared to $11.9 million at December 31, 2008, an increase of $2.1 million, or 17.0%. The increase in investment securities was offset by maturities and paydowns of $600,000 received during the period.
Hibernia’s deposits decreased $9.8 million, or 22.9%, to $33.3 million at March 31, 2009, compared to $43.1 million at December 31, 2008, primarily as a result of the completion of our mutual to stock conversion in January, 2009. Deposits as of December 31, 2008 included $9.3 million in deposits being held in escrow for stock subscriptions in connection with the Hibernia’s initial public offering. The average balance of deposits, however, increased to $36.0 million for the three months ended March 31, 2009 from $35.3 million for the prior year period. We did not hold any Federal Home Loan Bank advances at March 31, 2009, or December 31, 2008, as we continued our strategy in recent periods to manage interest rate risk by paying down higher cost borrowings. Our stockholders’ equity amounted to $23.6 million at March 31, 2009 compared to $14.2 million at December 31, 2008, an increase of $9.4 million, or 66.6%. The increase in stockholders’ equity was the result of $10.4 million in net proceeds from the issuance of common stock partially offset by $891,000 in the value of shares allocated to the employee stock ownership plan and a $40,000 decrease in accumulated other comprehensive income.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008.
For the three months ended March 31, 2009, Hibernia Homestead Bancorp had a net loss of $112,000 compared to a net loss of $114,000 for the three months ended March 31, 2008. Our results in the 2009 period reflect in part an increase in our net interest margin for the quarterly period ended March 31, 2009. In addition, our non-interest expenses increased over the prior year period. Our net interest margin increased by 58 basis points to 3.55% for the three months ended March 31, 2009 compared to 2.97% for the three months ended March 31, 2008, while our average interest rate spread improved to 2.98% for the three months ended March 31, 2009, compared to 2.22% for the three months ended March 31, 2008. During the first three months of 2009, the average rate paid on certificates of deposit decreased 170 basis points from 4.45% for the three months ended March 31, 2008, to 2.75% for the three months ended March 31, 2009. Lower rates on certificates of deposit during the three months ended March 31, 2009, reflect general interest rate declines during the period and management’s decision not to aggressively compete for certificate deposits.
Hibernia’s total interest income was $603,000 for the three months ended March 31, 2009, compared to $608,000 for the three months ended March 31, 2008, a $5,000 or 0.8% decrease. The decrease in interest income in the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was due primarily to decreases in the average yields on loans and investments. The average yield on our interest-earning assets was 4.88% for the three months ended March 31, 2009, compared to 5.52% for the comparable period in 2008. Average interest-earning assets were $49.4 million for the three months ended March 31, 2009, compared to $44.1 million for the comparable period in 2008.
Hibernia’s total interest expense was $170,000 for the three months ended March 31, 2009, compared to $283,000 for the three months ended March 31, 2008, a decrease of $113,000 or 39.9%. The decrease in interest expense for the three month period ended March 31, 2009 was primarily due to lower average rates of interest paid on both our certificates of deposit and our borrowings in the 2009 period combined with decreases in the average balances of certificates of deposit and borrowings. Our average rate paid on interest-bearing liabilities was 1.90% for the three months ended March 31, 2009, compared to 3.30% for the three months ended March 31, 2008.
Hibernia’s total non-interest income, which consists of rental income, net of related expenses, fees and service charges, and realized gains and losses on investments, amounted to a $22,000 for the three months ended March 31, 2009, compared to $38,000 for the three months ended March 31, 2008, a $16,000 or 42.1% decrease due primarily to higher maintenance costs associated with the related rental properties.
Hibernia’s total non-interest expense increased by $72,000, or 13.4%, to $608,000 in the quarter ended March 31, 2009, compared to $536,000 in the quarter ended March 31, 2008. The primary reasons for the increase in non-interest expense for the first three months of 2009 were salaries and employee benefits expense, as additional staff was added to manage Hibernia’s operations as a publically owned company, higher insurance, data processing, and occupancy expenses, and legal and audit professional fees incurred in connection with public company reporting requirements following the conversion of Hibernia Homestead Bank from a mutual savings bank to a stock savings bank effective in January 2009.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. As the Company owned no tax-exempt securities during the periods presented, no yield adjustments were made. All average balances are based on daily averages.

	Three Months Ended March 31,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$32,091	$472	5.88%	$28,978	$445	6.14%
Investment securities	12,719	128	4.04	14,872	161	4.33
Other interest-earning assets	4,640	3	0.24	211	2	4.00

Total interest-earning assets	49,450	603	4.88%	44,061	608	5.52%

Non-interest-earning assets	7,960			6,115

Total assets	$57,410			$50,176

Interest-bearing liabilities:
Savings, NOW and money market accounts	16,508	36	0.88%	11,776	33	1.11%
Certificates of deposit	19,759	134	2.75	22,110	245	4.45

Total interest-bearing deposits	36,267	170	1.90	33,886	278	3.30
FHLB advances	1	—	0.73	655	5	3.31

Total interest-bearing liabilities	36,268	170	1.90%	34,541	283	3.30%

Non-interest-bearing liabilities	232			1,266

Total liabilities	36,500			35,807
Retained earnings	20,910			14,369

Total liabilities and retained earnings	$57,410			$50,176

Net interest-earning assets	$13,182			$9,520

Net interest income; average interest rate spread		$433	2.98%		$325	2.22%

Net interest margin(2)			3.55%			2.97%

Average interest-earning assets to average interest-bearing liabilities			136.35%			127.56%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.
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
Specific reserves are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified. The reserve related to loans that are identified as impaired is based on discounted expected future cash flows using the loan’s initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type. For the general reserve, management also considers trends in delinquencies and non- accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

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
A loan loss provision of $15,000 was made to the allowance during the three months ended March 31, 2009. No provision was made during the three months ended March 31, 2008. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable.
In 2005, Hurricane Katrina affected the residents and businesses within the Hibernia’s market area. The adverse financial impacts of this event on the Bank’s loan portfolio were recognized at that time. Management continues to closely monitor the loan portfolio, and no substantial additional losses directly related to Hurricane Katrina have been experienced to date. However, the extent to which the still affected areas within the Company’s market eventually recover is unknown at this time as are the ultimate adverse additional impacts that might have, if any, on the Company’s loan portfolio.
Liquidity and Capital Resources
Hibernia maintains levels of liquid assets deemed adequate by management. Hibernia adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Hibernia also adjusts liquidity as appropriate to meet asset and liability management objectives.
Hibernia’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, rental income and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Hibernia sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Hibernia Homestead Bancorp’s cash and cash equivalents amounted to $3.7 million at March 31, 2009.
A significant portion of the Hibernia’s liquidity consists of non-interest earning deposits. Primary sources of cash are principal repayments on loans and increases in deposit accounts. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At March 31, 2009, Hibernia did not have any advances from the Federal Home Loan Bank of Dallas and had $20.4 million in borrowing capacity. Additionally, at March 31, 2009, the Bank was a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Bank federal funds in an amount not to exceed $4.3 million. As of March 31, 2009, Hibernia Homestead Bank had $-0- of federal funds purchased from First National Banker’s Bank.

At March 31, 2009, the Bank had outstanding loan commitments of $1.7 million to originate loans. At March 31, 2009, certificates of deposit scheduled to mature in less than one year totaled $17.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. The Bank intends to utilize its liquidity to fund its lending activities.
Hibernia Homestead Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At March 31, 2009, Hibernia Homestead Bank exceeded each of its capital requirements with ratios of 32.9%, 67.4% and 68.4%, respectively.
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
Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2009.

	Total
	Amounts	Amount of Commitment Expiration - Per Period
	Committed at March	To	1–3	4–5	After 5
	31, 2009	1 Year	Years	Years	Years
	(In thousands)
Lines of credit	$787	$787	$—	$—	$—
Undisbursed portion of loans in process	178	178	—	—	—
Commitments to originate loans	1,560	1,560	—	—	—

Total commitments	$2,525	$2,525	$—	$—	$—

Contractual Cash Obligations. The following table summarizes our contractual cash obligations at March 31, 2009.

		Payments Due By Period
	Total at	To	1–3	4–5	After 5
	March 31, 2009	1 Year	Years	Years	Years
	(In thousands)
Certificates of deposit	$19,238	$17,192	$2,046	$—	$—

Total contractual obligations	$19,238	$17,192	$2,046	$—	$—

Impact of Inflation and Changing Prices
The consolidated financial statements and related financial data presented herein regarding Hibernia Homestead Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Hibernia’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T — Controls and Procedures.
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
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings.
There are no matters required to be reported under this item.
Item 1A — Risk Factors.
Not applicable.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) The Company’s initial public offering of securities, which was registered on a Form S-1 (which was effective on November 12, 2008) filed under the Securities Act of 1933, as amended (SEC File No. 333-151656), was consummated on January 27, 2009, concurrent with the Bank’s conversion from a Louisiana-chartered mutual savings bank to a Louisiana-chartered stock savings bank. Upon completion of the conversion and the offering, all of the Bank’s stock is owned by the Company, and all of the Company’s stock is, in turn, owned by the public. In connection with the Conversion and offering, the Company sold 1,113,334 shares of its common stock at a price of $10.00 per share, raising $11,133,340 of gross proceeds.

Sandler O’Neill & Partners, LP (“Sandler O’Neill”) was engaged to assist in the marketing of the common stock. For their services, Sandler O’Neill received a management fee equal to 1.5% of the dollar amount of common stock sold in the offering other than shares purchased by the officers, directors, or employees (or members of their immediate family) of the Bank or the Company or qualified and non-qualified employee benefit plans of the Bank or Company, for which no fee was paid.
Expenses related to the offering were approximately $777,000, including the fees and expenses paid to Sandler O’Neill described above, none of which were paid to officers or directors of Company, the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $10.4 million. As a result of completion of the offering, 1,113,334 shares of the Company’s common stock are outstanding as of May 14, 2009.
Approximately fifty percent of the net proceeds of the offering, or $5.2 million, were contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In addition, the Company made a loan to the Company’s employee stock ownership plan (“ESOP”) in the amount of $891,000, which the ESOP used to purchase 89,066 shares of the Company’s common stock.
Initially, both the Company and the Bank invested the net proceeds from the stock offering in short-term investments.
The Company’s common stock is quoted on the OTC Bulletin Board under the trading symbol “HIBE”.
(c) Not applicable.
Item 3 — Defaults Upon Senior Securities.
There are no matters required to be reported under this item.
Item 4 — Submission of Matters to a Vote of Security Holders.
There are no matters required to be reported under this item.
Item 5 — Other Information.
There are no matters required to be reported under this item.
Item 6 — Exhibits.
List of exhibits: (filed herewith unless otherwise noted)

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	13a-14(a)/15d-14(a) Section 302 Certification of the Chief Financial Officer

32.1	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA HOMESTEAD BANCORP, INC.
Date: May 15, 2009	By:	/s/ A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Donna T. Guerra
Donna T. Guerra
Chief Financial Officer

EXHIBIT INDEX

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	13a-14(a)/15d-14(a) Section 302 Certification of the Chief Financial Officer

32.1	Section 1350 Certification