Form 10-Q
period 2009-06-30
HIBERNIA HOMESTEAD BANCORP, INC.
filed 2009-08-14
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]  Yes   [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [  ]   Yes    [  ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting conpany	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		[ ] Yes	[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 14, 2009, 1,113,334 shares of the Registrant’s common stock were issued and outstanding.

Hibernia Homestead Bancorp, Inc.
Form 10-Q

Hibernia Homestead Bancorp, Inc.

Consolidated Balance Sheets

	At June 30,	At December 31,
	2009	2008
	(Unaudited)
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$1,299	$879
Cash, Interest Bearing	16	16
Federal Funds Sold	--	5,975
Total Cash and Cash Equivalents	1,315	6,870

Certificates of Deposit	1,055	--
Investment Securities Available-for-Sale	13,076	11,947
Loans Receivable, Net	35,861	32,273
Accrued Interest Receivable	209	192
Investment in FHLB of Dallas Stock	171	171
Investment in FNBB Stock	210	210
Foreclosed Assets	66	--
Premises and Equipment, Net	5,229	5,346
Deferred Income Taxes	404	339
Prepaid Expenses and Other Assets	179	868

Total Assets	$57,775	$58,216

Liabilities and Equity

Liabilities
Deposits	$33,877	$43,143
Advance Payments by Borrowers for Taxes and Insurance	239	410
Accrued Interest Payable	3	7
Accounts Payable and Other Liabilities	113	482

Total Liabilities	34,232	44,042

Commitments and Contingencies	--	--

Equity
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value – 9,000,000 shares authorized; 1,113,334 and none issued and outstanding at June 30, 2009 and December 31, 2008, respectively	11	--
Additional Paid In Capital	10,358	--
Unearned ESOP Shares	(873)	--
Accumulated Other Comprehensive Income,
Net of Tax Effects	176	108
Retained Earnings	13,871	14,066

Total Equity	23,543	14,174

Total Liabilities and Equity	$57,775	$58,216

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
Interest Income
Loans Receivable
First Mortgage Loans	$484	$443	$952	$886
Commercial Loans	13	--	15	--
Consumer and Other Loans	1	1	3	3
Federal Funds Sold	--	3	3	5
Mortgage-Backed Securities	111	147	233	308
Investment Securities	15	--	21	--
Interest Bearing Cash in Banks	4	--	4	--
Total Interest Income	628	594	1,231	1,202

Interest Expense
Deposits	135	252	305	530
Borrowed Funds	--	--	--	5
Total Interest Expense	135	252	305	535

Net Interest Income	493	342	926	667

Provision for Loan Losses	--	--	15	--

Net Interest Income After
Provision for Loan Losses	493	342	911	667

Non-Interest Income
Other Income	7	12	15	25
Rental Income, Net of Related Expenses	29	34	43	59
Total Non-Interest Income	36	46	58	84

Non-Interest Expenses
Salaries and Employee Benefits	291	257	585	500
Occupancy Expenses	85	70	176	148
Data Processing	69	56	139	111
Advertising	14	46	16	92
Professional Fees	68	34	121	74
Supplies and Stationery	11	17	23	29
Telephone and Postage	14	14	26	29
Supervision, Exams & Assessment	31	11	43	22
Directors’ Fees	12	12	24	21
Other Operating Expenses	61	38	111	65
Total Non-Interest Expenses	656	555	1,264	1,091

Loss Before Income Tax Benefit	(127)	(167)	(295)	(340)

Income Tax Benefit	(44)	(57)	(100)	(116)

Net Loss	$(83)	$(110)	$(195)	$(224)

Loss Per Common Share
Basic	$(0.08)	N/A	$(0.18)	N/A
Diluted	$(0.08)	N/A	$(0.18)	N/A

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.

Consolidated Statements of Equity (Unaudited)
Six Months Ended June 30, 2009 and 2008

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In Thousands)

BALANCE – January 1, 2008	$ ---	$ ---	$ ---	$ (224)	$ 14,532	$ 14,308

Net Loss	---	---	---	---	(224)	(224)

Other Comprehensive Income	---	---	---	(27)	---	(27)

BALANCE – June 30, 2008	$ ---	$ ---	$ ---	$ (251)	$ 14,308	$ 14,057

BALANCE – January 1, 2009	$ ---	$ ---	$ ---	$ 108	$ 14,066	$ 14,174

Net Loss	---	---	---	---	(195)	(195)

Other Comprehensive Income	---	---	---	68	---	68

Issuance of Common Stock for Initial Public Offering	11	10,358	---	---	---	10,369

Shares Purchased for ESOP	---	---	(891)	---	---	(891)

ESOP Shares released for allocation	---	---	18	---	---	18

BALANCE – June 30, 2009	$ 11	$ 10,358	$ (873)	$ 176	$ 13,871	$ 23,543

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities	(In Thousands)

Net Loss	$(195)	$(224)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities
Provision for Loan Losses	15	---
Deferred Income Taxes	(96)	(115)
Depreciation and Amortization	136	116
Net Discount Accretion	(11)	(10)
Stock Dividend on FHLB of Dallas Stock	--	(3)
Non-Cash Compensation	18	--
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(17)	7
Decrease (Increase) in Prepaid Expenses and Other Assets	689	(100)
(Decrease) Increase in Accrued Interest Payable	(4)	--
(Decrease) Increase in Accounts Payable and Other Liabilities	(369)	1
Decrease (Increase) in Prepaid Income Taxes	--	(39)

Net Cash Provided by (Used in) Operating Activities	166	(367)

Cash Flows from Investing Activities

Net Increase in Loans Receivable	(3,669)	(118)
Purchases of Securities Available-for-Sale	(2,527)	--
Purchases of Certificates of Deposit	(1,055)	--
Maturities, Redemptions and Sales of Securities Available-for-Sale	1,508	2,416
Purchase of Premises and Equipment	(19)	(806)

Net Cash (Used in) Provided by Investing Activities	(5,762)	1,492

Cash Flows from Financing Activities

Net (Decrease) Increase in Deposits	(9,266)	1,613
Repayments of Short-Term Borrowings from FHLB of Dallas	--	(600)
Net Decrease in Advance Payments by Borrowers for Taxes and Insurance	(171)	(81)
Proceeds from Issuance of Common Stock	11,133	--
Cost of Issuance of Common Stock	(764)	--
Purchase of Stock for ESOP	(891)	--

Net Cash Provided by Financing Activities	41	932

Net (Decrease) Increase in Cash and Cash Equivalents	(5,555)	2,057

Cash and Cash Equivalents – Beginning of Period	6,870	83

Cash and Cash Equivalents – End of Period	$1,315	$2,140

Supplementary Schedule of Cash Flow Information
Cash Paid for Interest on Deposits and Borrowings	$309	$535
Market Value Adjustment for Gain on Securities Available-for-Sale	$99	$(41)

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Hibernia Homestead Bancorp, Inc. (the "Company" or “Hibernia”) is a Louisiana corporation, which was organized to be the holding company for Hibernia Homestead Bank (the "Bank"), which is a Louisiana-chartered, FDIC-insured savings bank.  The Company was organized in June 2008 in conjunction with the Bank's conversion from a mutual savings bank to a stock savings bank.  Financial statements prior to the conversion, which was completed on January 27, 2009, are the financial statements of the Bank.  A total of 1,113,334 shares of common stock of the Company were sold at $10 per share in the subscription and community offerings through which the Company received proceeds of approximately $10.4 million, net of offering costs of approximately $764,000.  As a result of the Bank's election pursuant to Section 10(1) of the Home Owners' Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the "OTS").  For further information on Hibernia Homestead Bank's conversion, see Note 5 in these Notes to Consolidated Financial Statements.

Prior to the conversion described above, the Board of Directors approved a plan of charter conversion in December 2007 by which the Bank would convert its charter from a Louisiana-chartered mutual homestead and savings association to a Louisiana-chartered mutual savings bank.  Such conversion was subject to receipt of both member and regulatory approval.  The members of the Bank approved the plan of charter conversion at the annual meeting held on February 29, 2008 and the Louisiana Office of Financial Institutions approved the Bank's application to convert its charter effective March 17, 2008.  As a result of the charter conversion, the Bank's primary federal banking regulator changed from the OTS to the Federal Deposit Insurance Corporation ("FDIC"). The Louisiana Office of Financial Institutions remains as the Bank's state banking regulator.

The Bank provides a variety of financial services primarily to individual customers through its three branches in New Orleans and Metairie, Louisiana.  The Bank's primary deposit products are checking accounts, money market accounts, interest bearing savings and certificates of deposit.  Its primary lending products are residential mortgage loans.  In 2008, the Bank introduced new commercial loan products.  The Bank provides services to customers in the New Orleans, Metairie and surrounding areas.

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

The accompanying unaudited financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America.  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any other period.  These financial statements should be read in conjunction with the audited financial statements of the Bank and the accompanying notes thereto for the year ended December 31, 2008, included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 2009 (File No. 000-53555).

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

While management uses available information to recognize losses on loans and foreclosed assets, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed assets.  Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed assets may change in the near term.

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

Interest on Loans

Interest on residential mortgage and commercial loans is credited to income as earned.  An allowance is established for interest accrued on loans contractually delinquent three months or more.  Unearned discounts on mortgage and commercial loans are taken into income over the life of the loan using the interest method.  Interest on savings account loans is credited to income as earned using the simple interest method.

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

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.  Trading account securities are held for resale in anticipation of short-term market movements.  Debt securities are classified as held to maturity when the Bank has the positive intent and ability to hold the securities to maturity.  Securities not classified as held-to-maturity or trading are classified as available-for-sale.

Trading account securities are carried at market value.  Gains and losses, both realized and unrealized, are reflected in earnings.

Held-to-maturity securities are stated at amortized cost.  Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported in a separate component of other comprehensive income.  The amortized cost of debt securities classified as held-to- maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security.  Amortization, accretion and accruing interest are included in interest income on securities.  Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains.  The cost of securities sold is determined based on the specific identification method.

Hibernia Homestead Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1.        Nature of Operations and Summary of Significant Accounting Policies (Continued)

Impaired Securities

Securities available-for-sale or held-to-maturity in which, after acquisition, the Company believes it will not be able to collect all amounts due according to its contractual terms are considered to be permanently impaired.  In accordance with generally accepted accounting principles, impaired securities are written down to fair value, and any unrealized loss is charged to net income. The written down amount then becomes the security’s new cost basis.

Investment in FHLB of Dallas and FNBB Stock

The Bank maintains investments in membership stocks of the Federal Home Loan Bank (FHLB) of Dallas and First National Bankers Bank (FNBB) .  The carrying amounts of these investments are stated at cost. The Bank is required by law to have an investment in stock of the Federal Home Loan Bank of Dallas.  Effective April 16, 2007, the membership investment requirement is .6% of the member’s total assets, and the activity-based requirement is 4.1% of advances and applicable Mortgage Partnership Finance assets.

Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure are initially recorded at the lower of cost (principal balance of the former mortgage loan plus costs of obtaining title and possession) or fair value at the date of acquisition.  Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

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

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates as of the date of enactment.

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

Hibernia Homestead Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1.        Nature of Operations and Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

In accordance with FASB Statement No. 109, Accounting for Income Taxes, the Company recognizes certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss carryforwards we have available. At June 30, 2009, the Company has net operating loss carryforwards of approximately $1.4 million. The net operating loss carryforwards expire as follows:

2027	$309
2028	937
2029	190
$1,436

As a result of the Company's acquisition of the stock of the Bank in connection with the Bank's conversion in January 2009, a limitation on the ability to fully utilize the net operating losses generated in 2008 and prior periods occurred.  Based on management's best estimate, the amount of annual taxable income that can be offset each year by the net operating loss carryforward is approximately $611,000.

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

Hibernia Homestead Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1.        Nature of Operations and Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Continued)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	(In Thousands)

Net Loss	$(195)	$(224)
Other Comprehensive Income (Loss),
Net of Tax
Unrealized Gain (Loss) on Securities	68	(27)
Total Other Comprehensive Income (Loss)	68	(27)
Total Comprehensive Loss	$(127)	$(251)

Statement of Cash Flows

The statements of cash flows were prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 104, Statement of Cash Flows - Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.  This Statement permits certain financial institutions to report, in a statement of cash flows, net receipts and payments for deposits placed, time deposits accepted and repaid and loans made and collected.  Additionally, in accordance with generally accepted accounting principles, interest credited directly to deposit accounts has been accounted for as operating cash payments.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States.  The statement is effective November 15, 2008, and is not expected to result in changes to current practices nor have a material effect on the consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position (FSP) FAS 133-1 and FASB Interpretation (FIN) 45-4, Disclosures about Credit Derivatives and Financial Guarantees.  The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows.  FSP FAS 133-1 and FIN 45-4 is effective for interim and annual periods ending after November 15, 2008.  This pronouncement is not expected to have an effect on the consolidated financial statements.

In February 2008, FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing.  The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. Management does not anticipate a material impact on its consolidated financial statements as a result of this statement.

Hibernia Homestead Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1.        Nature of Operations and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In April 2008, FASB issued FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142 Goodwill and Other Intangibles.  The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date.  This pronouncement is not expected to have an affect on the consolidated financial statements.

In April 2009, FASB issued FSP 107-1 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim reporting periods ending after June 15, 2009.  Adoption of this pronouncement did not have a monetary effect on the financial position and results of operations of the Company, but resulted in expanded disclosures.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense was $14,000 and $46,000 for the three months ended June 30, 2009 and 2008, respectively, and $16,000 and $92,000 for the six months ended June 30, 2009 and 2008, respectively.

Note 2.      Investment Securities

A summary of investment securities classified as trading, available-for-sale and held-to-maturity is presented below.

Trading Securities

The Company had no securities classified as trading securities at June 30, 2009 and December 31, 2008.

Hibernia Homestead Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2.        Investment Securities (Continued)

Available-for-Sale

The carrying values and estimated market values of available-for-sale securities at June 30, 2009 and December 31, 2008, are summarized as follows:

	June 30, 2009 (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(In Thousands)

Government Agencies	$2,514	$7	$3	$2,5188
Mortgage Backed Securities	10,295	263	--	10,558

Total Securities Available-for-Sale	$12,809	$270	$3	$13,076

December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(In Thousands)

Mortgage Backed Securities	$11,782	$167	$2	$11,947

Hibernia Homestead Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2.        Investment Securities (Continued)

Available-for-Sale (Continued)

The amortized cost and estimated market values of available-for-sale securities at June 30, 2009 and at December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009 (Unaudited)
	Amortized Cost	Fair Value
	(In Thousands)
Due in One Year or Less	$1,526	$1,564
Due After One Year Through Five Years	10,777	11,004
Due After Five Years Through Ten Years	506	508
Due After Ten Years Through Twenty Years	--	--
Due After Twenty Years	--	--
	$12,809	$13,076

	December 31, 2008
	Amortized Cost	Fair Value
	(In Thousands)
Due in One Year or Less	$--	$--
Due After One Year Through Five Years	5,034	5,048
Due After Five Years Through Ten Years	2,318	2,359
Due After Ten Years Through Twenty Years	3,970	4,075
Due After Twenty Years	460	465
	$11,782	$11,947

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists.  Management does not anticipate a requirement to sell any of Hibernia’s investment securities for liquidity or other operating purposes.

The proceeds from the sales, redemptions and maturities of securities available-for-sale for the six months ended June 30, 2009 and 2008 were $1.5 million and $2.4 million, respectively.  There were no gross realized gains or losses for the period ended June 30, 2009 or 2008.

Held-to-Maturity

There were no held-to-maturity securities at June 30, 2009 or December 31, 2008.

Hibernia Homestead Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2.        Investment Securities (Continued)

Gross unrealized losses in investment securities at June 30, 2009 and December 31, 2008 existing for continuous periods of less than 12 months and for continuous periods of 12 months or more at those dates are as follows:

	June 30, 2009 (Unaudited)
	Less Than 12 Months		12 Months or More		Total
Security Description	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-Sale
Government Agencies	$497	$3	$--	$--	$497	$3

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
Security Description	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-Sale
Mortgage Backed Securities	$331	$2	$--	$--	$331	$2

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

At June 30, 2009 and December 31, 2008, these unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold available-for-sale debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

Hibernia Homestead Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.      Loans Receivable

Loans receivable at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$31,963	$29,936
Multi-Family Residential	190	769
Second Mortgage Residential	298	216
Residential Construction and Land Loans	1,021	1,468
Commercial Loans Secured by Real Estate	2,596	91
Total Real Estate Loans	36,068	32,480
Loans on Savings Accounts	35	32
	36,103	32,512
Deferred Loan Origination Costs	46	34
Reserve for Loan Losses	(288)	(273)
Total	$35,861	$32,273

Loan balances past due more than ninety days amounted to $512,000 and $150,000 at June 30, 2009 and December 31, 2008, respectively.

      Activity in the reserve for loan losses is summarized as follows:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
	(Unaudited)
	(In Thousands)

Balance, Beginning of Period	$273	$273
Provision Charged to Operating Expense	15	--
Loans Charged Off, Net of Recoveries	--	--
Balance, End of Period	$288	$273

At June 30, 2009, there were $704,000 of loans considered to be impaired under the guidance provided by SFAS No. 114 and No. 118.  The reserve for loan losses related to impaired loans at that date amounted to $102,000.  As of December 31, 2008, there were no loans considered to be impaired. Interest income recognized on impaired loans was not significant for the six months ended June 30, 2009, and for the year ended December 31, 2008.  The Bank is not committed to lend additional funds to debtors whose loans have been modified.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).  Management believes, as of June 30, 2009, that the Bank meets all capital adequacy requirements to which they are subject.  The Bank was considered well capitalized according to its last regulatory examination.

The Bank, at June 30, 2009 and December 31, 2008, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)

June 30, 2009
Tier 1 Capital (to Average Assets)	$18,704	32.92%	$2,273	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,704	62.87%	$1,190	4.00%
Total Risk-Based Capital (to Risk-Weighted Assets)	$18,992	63.84%	$2,380	8.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)

December 31, 2008
Tier 1 Capital (to Average Assets)	$13,727	26.83%	$2,047	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$13,727	47.98%	$1,144	4.00%
Total Risk-Based Capital (to Risk-Weighted Assets)	$14,000	48.93%	$2,289	8.00%

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

Note 6.        Disclosure About Fair Value of Financial Instruments

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

Hibernia Homestead Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6.        Disclosure about Fair Value of Financial Instruments (Continued)

The estimated fair values of the Bank’s financial instruments at June 30, 2009 and December 31, 2008, are as follows (reported in thousands):

	June 30, 2009
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$1,315	$1,315
Certificates of Deposit	1,055	1,055
Investment Securities	13,076	13,076
Loans	36,149	34,807
Less: Allowance for Loan Losses	288	288
	$51,307	$49,965

Financial Liabilities
Deposits and Advance Payments by Borrowers
for Taxes and Insurance	$34,116	$33,092

Unrecognized Financial Instruments
Commitments to Extend Credit	$533	$522

	December 31, 2008
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$6,870	$6,870
Investment Securities	11,947	11,947
Loans	32,546	31,358
Less: Allowance for Loan Losses	273	273
	$51,090	$49,902

Financial Liabilities
Deposits and Advance Payments by Borrowers
for Taxes and Insurance	$43,553	$43,122

Unrecognized Financial Instruments
Commitments to Extend Credit	$512	$502

Hibernia Homestead Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7.      Fair Value of Financial Instruments

The Company adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

•	Level 1 - Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•
Level 2 - Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market date for substantially the full term of the assets or liabilities.

•
Level 3 - Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.  The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

  The following table presents the Bank’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Investment Securities	$13,076	$-	$13,076	$-

Total	$13,076	$-	$13,076	$-

Liabilities	$-	$-	$-	$-

Total	$-	$-	$-	$-

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Hibernia Homestead Bancorp's total assets decreased $441,000, or .8%, to $57.8 million at June 30, 2009 compared to $58.2 million at December 31, 2008.  During the first six months of 2009, the largest decrease was in cash and cash equivalents, which decreased $5.6 million and was offset by an increase of $3.6 million in net loans receivable, an increase of $1.1 million in certificates of deposits and an increase of $1.1 million in investment securities available-for-sale.  The decrease in cash and cash equivalents as of June 30, 2009, is primarily a result of the funding of new loans and the investment of excess liquidity in certificates of deposit and available-for-sale securities.  Our net loans receivable increased by $3.6 million, or 11.1%, to $35.9 million at June 30, 2009, compared to $32.3 million at December 31, 2008.  During the first six months of 2009 our total loan originations amounted to $10.4 million and loan principal payments were $6.8 million.  Our total investment securities amounted to $13.1 million at June 30, 2009, compared to $11.9 million at December 31, 2008, an increase of $1.2 million, or 9.5%. The increase in investment securities was offset by maturities and paydowns of $1.5 million received during the period.

Hibernia's deposits decreased $9.3 million, or 21.5%, to $33.9 million at June 30, 2009, compared to $43.1 million at December 31, 2008, primarily as a result of the completion of our mutual to stock conversion in January, 2009. Deposits as of December 31, 2008 included $9.3 million in deposits being held in escrow for stock subscriptions in connection with Hibernia’s initial public offering.  The average balance of deposits, was $34.6 million for the six months ended June 30, 2009 as compared to $34.8 million for the prior year period.  We did not hold any Federal Home Loan Bank advances at June 30, 2009, or December 31, 2008, as we continued our strategy in recent periods of managing interest rate risk by paying down higher cost borrowings.  Our stockholders' equity amounted to $23.5 million at June 30, 2009 compared to $14.2 million at December 31, 2008, an increase of $9.3 million, or 66.1%.  The increase in stockholders’ equity was the result of $10.4 million in net proceeds from the issuance of common stock partially offset by $891,000 in the value of shares allocated to the employee stock ownership plan and a $68,000 increase in accumulated other comprehensive income.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2009 and 2008.

For the three months ended June 30, 2009, Hibernia Homestead Bancorp had a net loss of $83,000 compared to a net loss of $110,000 for the three months ended June 30, 2008.  Our results in the 2009 quarterly period reflect, in part, an increase in our net interest margin for the quarter ended June 30, 2009.  In addition, our non-interest expenses increased $101,000, or 18.2%, over the prior three month period.  Our net interest margin increased by 77 basis points to 3.96% for the three months ended June 30, 2009 compared to 3.19% for the three months ended June 30, 2008, while our average interest rate spread improved to 3.37% for the three months ended June 30, 2009, compared to 2.55% for the three months ended June 30, 2008.  During the three months ended June 30, 2009, the average rate paid on certificates of deposit decreased 156 basis points from 3.94% for the three months ended June 30, 2008, to 2.38% for the three months ended June 30, 2009.

For the six months ended June 30, 2009, our net loss was $195,000 compared to a net loss of $224,000 for first six months of 2008.  Our results in the 2009 period reflect in part an increase in our net interest margin for the six months ended June 30, 2009.  In addition, our non-interest expenses increased $173,000, or 15.9%, over the prior six month period.  For the first six months of 2009, our net interest margin and average interest rate spread were 3.74% and 3.15%, respectively, compared to 3.08% and 2.39%, respectively for the six months ended June 30, 2008.  During the first six months of 2009, the average rate paid on certificates of deposit decreased 163 basis points from 4.20% for the six months ended June 30, 2008, to 2.57% for the six months ended June 30, 2009. Lower rates on certificates of deposit during the six months ended June 30, 2009, reflect general interest rate declines during the period and management’s decision not to aggressively compete for certificate deposits.

Interest Income.  Hibernia's total interest income was $628,000 for the three months ended June 30, 2009, compared to $594,000 for the three months ended June 30, 2008, a $34,000 or 5.7% increase. The increase in interest income in the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was due primarily to increases in average interest-earning assets, partially offset by decreases in the average yields on loans and investments.  The average yield on our interest-earning assets was 5.03% for the three months ended June 30, 2009, compared to 5.50% for the comparable period in 2008.  Average interest-earning assets were $49.9 million for the three months ended June 30, 2009, compared to $43.2 million for the comparable period in 2008.

For the six months ended June 30, 2009, total interest income was $1.23 million, compared to $1.20 million for the six months ended June 30, 2008, a $29,000 or 2.4% increase.  The increase in interest income for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was due primarily to increases in average interest-earning assets, partially offset by decreases in the average yields on loans and investments.  The average yield on our interest-earning assets was 4.93% for the six months ended June 30, 2009, compared to 5.51% for the comparable period in 2008.  Average interest-earning assets were $49.9 million for the six months ended June 30, 2009, compared to $43.6 million for the comparable period in 2008.

Interest Expense.  Hibernia's total interest expense was $135,000 for the three months ended June 30, 2009, compared to $252,000 for the three months ended June 30, 2008, a decrease of $117,000, or 46.4%.  The decrease in interest expense for the three month period ended June 30, 2009 was primarily due to lower average rates of interest paid on our certificates of deposit in the 2009 period combined with decreases in the average balances of certificates of deposit. Our average rate paid on interest-bearing liabilities was 1.66% for the three months ended June 30, 2009, compared to 2.95% for the three months ended June 30, 3008.

Our total interest expense was $305,000 for the six months ended June 30, 2009, compared to $535,000 for the six months ended June 30, 2008, a decrease of $230,000, or 43.0%.  The decrease in interest expense for the six months ended June 30, 2009 was primarily due to lower average rates of interest paid on our certificates of deposit in the 2009 period combined with decreases in the average balances of certificates of deposit.  For the six months ended June 30, 2009, our average rate paid on interest-bearing liabilities was 1.78%, compared to 3.12% for the six months ended June 30, 2008.

Non-Interest Income.  Hibernia's non-interest income consists of rental income, net of related expenses, fees and service charges, and realized gains and losses on investments.

Hibernia's total non-interest income amounted to $36,000 for the three months ended June 30, 2009, compared to $46,000 for the three months ended June 30, 2008, a $10,000, or 21.7%, decrease.  The decrease for the three month period was primarily due to higher maintenance costs associated with the related rental properties.

For the six months ended June 30, 2009, our non-interest income was $58,000, compared to $84,000 for the six months ended June 30, 2008, a $26,000, or 31.0%, decrease.  The decrease for the six month period was also primarily due to higher maintenance costs associated with the related rental properties.

Non-Interest Expense.  Hibernia's total non-interest expense increased by $101,000, or 18.2%, to $656,000 in the quarter ended June 30, 2009, compared to $555,000 in the quarter ended June 30, 2008.  For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, our non-interest expense increased by $173,000, or 15.9%.  The primary reasons for the increase in non-interest expense for the three months and six months ended June 30, 2009 were salaries and employee benefits expense, as additional staff was added to manage Hibernia’s operations as a publicly owned company, higher insurance, data processing, and occupancy expenses, and  legal and audit professional fees incurred in connection with public company reporting requirements following the conversion of Hibernia Homestead Bank from a mutual savings bank to a stock savings bank effective in January 2009.

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$34,319	$498	5.80%	$29,096	$444	6.11%
Investment securities	13,623	126	3.70	13,562	147	4.33
Other interest-earning assets	1,938	4	0.74	518	3	2.03
Total interest-earning assets	49,880	628	5.03%	43,177	594	5.50%
Non-interest-earning assets	7,337			6,657
Total assets	$57,217			$49,834
Interest-bearing liabilities:
Savings, NOW and money market accounts	13,613	22	0.65%	11,842	31	1.04%
Certificates of deposit	19,003	113	2.38	22,547	221	3.94
Total interest-bearing deposits	32,616	135	1.66	34,389	252	2.95
FHLB advances	--	--	--	33	--	--
Total interest-bearing liabilities	32,616	135	1.66%	34,422	252	2.95%
Non-interest-bearing liabilities	946			1,134
Total liabilities	33,562			35,557
Retained earnings	23,655			14,278
Total liabilities and retained earnings	$57,217			$49,834
Net interest-earning assets	$17,264			$8,754
Net interest income; average interest rate spread		$493	3.37%		$342	2.55%
Net interest margin(2)			3.96%			3.19%
Average interest-earning assets to average interest-bearing liabilities			152.93%			125.43%

_______________________
(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$33,211	$970	5.84%	$29,037	$889	6.13%
Investment securities	13,173	254	3.86	14,217	308	4.33
Other interest-earning assets	3,531	7	0.41	365	5	2.60
Total interest-earning assets	49,915	1,231	4.93%	43,619	1,202	5.51%
Non-interest-earning assets	7,398			6,386
Total assets	$57,313			$50,005
Interest-bearing liabilities:
Savings, NOW and money market accounts	15,052	58	0.77%	11,809	63	1.07%
Certificates of deposit	19,379	247	2.57	22,328	467	4.20
Total interest-bearing deposits	34,431	305	1.78	34,137	530	3.12
FHLB advances	--	--	--	344	5	3.11
Total interest-bearing liabilities	34,431	305	1.78%	34,481	535	3.12%
Non-interest-bearing liabilities	592			1,201
Total liabilities	35,023			35,682
Retained earnings	22,290			14,323
Total liabilities and retained earnings	$57,313			$50,005
Net interest-earning assets	$15,484			$9,137
Net interest income; average interest rate spread		$926	3.15%		$667	2.39%
Net interest margin(2)			3.74%			3.08%
Average interest-earning assets to average interest-bearing liabilities			144.97%			126.50%

______________________
(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

A loan loss provision of $15,000 was made to the allowance during the six months ended June 30, 2009.  No provision was made during the six months ended June 30, 2008 or the three months ended June 30, 2009 or 2008.  To the best of management's knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable.

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

Hibernia's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, rental income and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Hibernia sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Hibernia Homestead Bancorp's cash and cash equivalents amounted to $1.3 million at June 30, 2009.

A significant portion of the Hibernia’s liquidity consists of non-interest earning deposits.  Primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At June 30, 2009, Hibernia did not have any advances from the Federal Home Loan Bank of Dallas and had $20.0 million in borrowing capacity.  Additionally, at June 30, 2009, the Bank was a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Bank federal funds in an amount not to exceed $5.0 million.  As of June 30, 2009, Hibernia Homestead Bank had $-0- of federal funds purchased from First National Banker's Bank.

At June 30, 2009, the Bank had outstanding loan commitments of $3.3 million to originate loans.  At June 30, 2009, certificates of deposit scheduled to mature in less than one year totaled $16.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Bank intends to utilize its liquidity to fund its lending activities.

Contractual Cash Obligations.  The following table summarizes our contractual cash obligations at June 30, 2009.

		Payments Due By Period
	Total at June 30, 2009	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Certificates of deposit	$19,338	$16,394	$2,934	$10	$--
Total contractual obligations	$19,338	$16,394	$2,934	$10	$--

Hibernia Homestead Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At June 30, 2009, Hibernia Homestead Bank exceeded each of its capital requirements with ratios of 32.92%, 62.87% and 63.84%, respectively.

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

Commitments.  The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2009.

	Total
	Amounts	Amount to Commitment Expiration – Per Period
	Committed at	To	1-3	4-5	After 5
	June 30, 2009	1 Year	Years	Years	Years
		(In thousands)

Lines of Credit	$533	$533	$--	$--	$--
Undisbursed portion of loans in process	178	178	--	--	--
Commitments to originate loans	3,151	3,151	--	--	--
Total commitments	$3,862	$3,862	$--	$--	$--

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

Not applicable.

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

Item 1A – Risk Factors.

Not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c)  Not applicable.

Item 3 – Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 – Submission of Matters to a Vote of Security Holders.

On July 30, 2009, Hibernia Homestead Bancorp, Inc. held its Annual Meeting of Shareholders to obtain approval of four proxy proposals submitted on behalf of the Board of Directors.  Shareholders of record as of June 5, 2009, received proxy materials and were considered eligible to vote on these proposals.  The following is a brief description of each proposal and the results of the vote.

1. The following directors were elected by a plurality of the votes cast to serve on Hibernia Homestead Bancorp, Inc.'s Board of Directors:
	For	Withheld
H. Merritt Lane, III	929,973	25
J. Kenneth Saer	929,998	--
John J. Weigel	895,759	34,239

	For	Against	Abstain	Broker Non-Votes
2. To consider and approve the adoption of the 2009 Stock Option Plan	883,957	14,750	4,700	26,591

3. To consider and approve the adoption of the 2009 Recognition and Retention Plan and Trust Agreement	867,082	35,325	1,000	26,591

4. To ratify the appointment of LaPorte Sehrt Romig & Hand as independent registered public accounting firm for the year ending December 31, 2009	929,973	25	--	Not applicable

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

HIBERNIA HOMESTEAD BANCORP, INC.

Date: August 14, 2009	By:	/s/A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/Donna T. Guerra
Donna T. Guerra
Senior Vice President and Chief Financial Officer