Form 10-Q
period 2009-09-30
HIBERNIA HOMESTEAD BANCORP, INC.
filed 2009-11-13
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2009, 1,113,334 shares of the Registrant’s common stock were issued and outstanding.

Hibernia Homestead Bancorp, Inc.
Form 10-Q

Item 1. Financial Statements (Unaudited)
Hibernia Homestead Bancorp, Inc.
Consolidated Balance Sheets

	At September 30,	At December 31,
	2009	2008
	(Unaudited)
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$1,262	$879
Cash, Interest Bearing	516	16
Federal Funds Sold	2,625	5,975

Total Cash and Cash Equivalents	4,403	6,870

Certificates of Deposit	715	—
Investment Securities Available-for-Sale	9,321	11,947
Loans Receivable, Net	39,695	32,273
Accrued Interest Receivable	199	192
Investment in FHLB of Dallas Stock	171	171
Investment in FNBB Stock	210	210
Foreclosed Assets	197	—
Premises and Equipment, Net	5,191	5,346
Deferred Income Taxes	445	339
Prepaid Expenses and Other Assets	170	868

Total Assets	$60,717	$58,216

Liabilities and Equity

Liabilities
Deposits	$36,788	$43,143
Advance Payments by Borrowers for Taxes and Insurance	369	410
Accrued Interest Payable	4	7
Accounts Payable and Other Liabilities	80	482

Total Liabilities	37,241	44,042

Commitments and Contingencies	—	—

Equity
Preferred Stock, $.01 par value — 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value — 9,000,000 shares authorized; 1,113,334 and none issued and outstanding at June 30, 2009 and December 31, 2008, respectively	11	—
Additional Paid In Capital	10,361	—
Unearned ESOP Shares	(864)	—
Accumulated Other Comprehensive Income,
Net of Tax Effects	153	108
Retained Earnings	13,815	14,066

Total Equity	23,476	14,174

Total Liabilities and Equity	$60,717	$58,216

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
Interest Income
Loans Receivable
First Mortgage Loans	$494	$451	$1,446	$1,337
Commercial Loans	56	2	71	2
Consumer and Other Loans	2	1	4	4
Federal Funds Sold	1	3	4	8
Mortgage-Backed Securities	82	133	316	441
Investment Securities	11	—	31	—
Interest Bearing Cash in Banks	3	—	7	—

Total Interest Income	649	590	1,879	1,792

Interest Expense
Deposits	134	227	439	756
Borrowed Funds	—	—	—	6

Total Interest Expense	134	227	439	762

Net Interest Income	515	363	1,440	1,030

Provision for Loan Losses	33	—	48	—

Net Interest Income After
Provision for Loan Losses	482	363	1,392	1,030

Non-Interest Income
Realized Gains and Losses on Investments	83	—	83	—
Other Income	9	10	24	35
Rental Income, Net of Related Expenses	22	15	65	74

Total Non-Interest Income	114	25	172	109

Non-Interest Expenses
Salaries and Employee Benefits	293	276	878	776
Occupancy Expenses	88	82	264	229
Data Processing	70	62	209	173
Advertising	71	46	86	139
Professional Fees	55	34	176	108
Supplies and Stationery	12	12	35	41
Telephone and Postage	16	16	42	46
Supervision, Exams & Assessment	9	6	52	27
Directors’ Fees	12	12	36	33
Other Operating Expenses	56	46	166	111

Total Non-Interest Expenses	682	592	1,944	1,683

Loss Before Income Tax Benefit	(86)	(204)	(380)	(544)

Income Tax Benefit	(30)	(69)	(129)	(185)

Net Loss	$(56)	$(135)	$(251)	$(359)

Loss Per Common Share
Basic	$(0.05)	N/A	$(0.23)	N/A
Diluted	$(0.05)	N/A	$(0.23)	N/A
See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Equity (Unaudited)
Nine Months Ended September 30, 2009 and 2008

				Accumulated
				Other
		Additional	Unearned	Comprehensive
	Common	Paid-In	ESOP	Income (Loss), Net	Retained
	Stock	Capital	Shares	of Tax Effect	Earnings	Total
	(In Thousands)

BALANCE — January 1, 2008	$—	$—	$—	$(224)	$14,532	$14,308

Net Loss	—	—	—	—	(359)	(359)

Other Comprehensive Income	—	—	—	175	—	175

BALANCE — September 30, 2008	$—	$—	$—	$(49)	$14,173	$14,124

BALANCE — January 1, 2009	$—	$—	$—	$108	$14,066	$14,174

Net Loss	—	—	—	—	(251)	(251)

Other Comprehensive Income	—	—	—	45	—	45

Issuance of Common Stock for Initial Public Offering	11	10,361	—	—	—	10,372

Shares Purchased for ESOP	—	—	(891)	—	—	(891)

ESOP Shares released for allocation	—	—	27	—	—	27

BALANCE — September 30, 2009	$11	$10,361	$(864)	$153	$13,815	$23,476

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net Loss	$(251)	$(359)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities
Provision for Loan Losses	48	—
Foreclosed Assets Valuation Adjustment	10	—
Deferred Income Taxes	(129)	(185)
Depreciation and Amortization	204	180
Net Discount Accretion	(22)	(14)
Gain on Sale of Securities	83	—
Stock Dividend on FHLB of Dallas Stock	—	(4)
Non-Cash Compensation	27	—
(Increase) Decrease in:
Accrued Interest Receivable	(7)	9
Prepaid Expenses and Other Assets	698	(342)
Prepaid Income Taxes	—	91
(Decrease) Increase in:
Accrued Interest Payable	(3)	1
Accounts Payable and Other Liabilities	(402)	(38)

Net Cash Provided by (Used in) Operating Activities	256	(661)

Cash Flows from Investing Activities
Net Increase in Loans Receivable	(7,642)	(658)
Purchases of Securities Available-for-Sale	(2,527)	—
Purchases of Certificates of Deposit	(1,055)	—
Maturities, Redemptions and Sales of Securities Available-for-Sale	5,160	2,997
Maturities, Redemptions and Sales of Certificates of Deposit	340	—
Capital Improvements to Foreclosed Assets	(45)	—
Proceeds from Sales of Foreclosed Assets	10	—
Purchase of Premises and Equipment	(49)	(940)

Net Cash (Used in) Provided by Investing Activities	(5,808)	1,399

Cash Flows from Financing Activities
Net (Decrease) Increase in Deposits	(6,355)	513
Repayments of Short-Term Borrowings from FHLB of Dallas	—	(600)
Increase in Federal Funds Purchased	—	275
Net (Decrease) Increase in Advance Payments by Borrowers for Taxes and Insurance	(41)	31
Proceeds from Issuance of Common Stock	11,133	—
Cost of Issuance of Common Stock	(766)	—
ESOP Shares Released Allocation	5	—
Purchase of Stock for ESOP	(891)	—

Net Cash Provided by Financing Activities	3,085	219

Net (Decrease) Increase in Cash and Cash Equivalents	(2,467)	957

Cash and Cash Equivalents — Beginning of Period	6,870	83

Cash and Cash Equivalents — End of Period	$4,403	$1,040

Supplementary Schedule of Cash Flow Information
Cash Paid for Interest on Deposits and Borrowings	$442	$762

Cash (Received) Paid for Income Taxes	$—	$(91)

Market Value Adjustment for Gain on Securities Available-for-Sale	$68	$270

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Hibernia Homestead Bancorp, Inc. (the “Company” or “Hibernia”) is a Louisiana corporation, which was organized to be the holding company for Hibernia Homestead Bank (the “Bank”), which is a Louisiana-chartered, FDIC-insured savings bank. The Company was organized in June 2008 in conjunction with the Bank’s conversion from a mutual savings bank to a stock savings bank. Financial statements prior to the conversion, which was completed on January 27, 2009, are the financial statements of the Bank. A total of 1,113,334 shares of common stock of the Company were sold at $10 per share in the subscription and community offerings through which the Company received proceeds of approximately $10.4 million, net of offering costs of approximately $766,000. As a result of the Bank’s election pursuant to Section 10(1) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). For further information on Hibernia Homestead Bank’s conversion, see Note 5 in these Notes to Consolidated Financial Statements.
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Nature of Operations (Continued)
The accompanying unaudited financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any other period. These financial statements should be read in conjunction with the audited financial statements of the Bank and the accompanying notes thereto for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009 (File No. 000-53555).
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.
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
While management uses available information to recognize losses on loans and foreclosed assets, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed assets. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans and foreclosed assets may change in the near term.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Cash Equivalents
Cash equivalents consist of cash on hand, in banks, and federal funds sold. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities, when purchased, of less than three months to be cash equivalents.
Loans Receivable
Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees and discounts.
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
Allowance for Loan Losses
The allowance for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is comprised of specific reserves and a general reserve. Specific reserves are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified. The allowance related to loans that are identified as impaired is based on discounted expected future cash flows (using the loan’s initial effective interest rate), the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type. In addition, the general reserve considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.
Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the unallocated reserve levels. The allowance for loan losses is based on management’s estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate. The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings. Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Impaired Loans
FASB ASC Topic 310 “Receivables” (which includes former SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”), requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. This valuation allowance is recorded in the allowance for loan losses on the balance sheet.
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
Loan Origination Fees, Commitment Fees and Related Costs
The Bank has adopted the provisions of FASB ASC Topic 310 “Receivables” (which includes former SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases”). Accordingly, loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for any prepayments.
Securities
FASB ASC Topic 320 “Investments — Debt and Equity Securities” (which includes former SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities”), requires the classification of securities into one of three categories: Trading, Available-for-Sale or Held-to-Maturity.
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Impaired Securities
Securities available-for-sale or held-to-maturity in which, after acquisition, the Company believes it will not be able to collect all amounts due according to its contractual terms are considered to be other-than- temporarily impaired. In accordance with generally accepted accounting principles, securities considered to be other-than-temporarily impaired are written down to fair value, and any unrealized loss is charged to net income. The written down amount then becomes the security’s new cost basis.
Investment in FHLB of Dallas and FNBB Stock
The Bank maintains investments in membership stocks of the Federal Home Loan Bank (FHLB) of Dallas and First National Bankers Bank (FNBB). The carrying amounts of these investments are stated at cost. The Bank is required by law to have an investment in stock of the Federal Home Loan Bank of Dallas. Effective April 16, 2007, the membership investment requirement is .06% of the member’s total assets, and the activity-based requirement is 4.1% of advances and applicable Mortgage Partnership Finance assets.
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
In accordance with FASB ASC Topic No. 740 “Income Taxes” (formerly SFAS 109 “Accounting for Income Taxes”), the Company recognizes certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss carryforwards we have available. At September 30, 2009, the Company has net operating loss carryforwards of approximately $1.5 million. The net operating loss carryforwards expire as follows:

2027	$309
2028	937
2029	239

$1,485

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
Comprehensive Income
The Company reports comprehensive income in accordance with FASB ASC Topic No. 220 “Comprehensive Income” (formerly SFAS 130, “Reporting Comprehensive Income”). Topic 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of equity and comprehensive income. Topic 220 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Comprehensive Income (Continued)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In Thousands)

Net Loss	$(251)	$(359)
Other Comprehensive Income, Net of Tax
Unrealized Gain on Securities	45	175

Total Other Comprehensive Income	45	175

Total Comprehensive Loss	$(206)	$(184)

Statement of Cash Flows
The statements of cash flows were prepared in accordance with the provisions of FASB ASC Topic No. 230 “Statement of Cash Flows” (formerly Statement of Financial Accounting Standards (SFAS) No. 104, Statement of Cash Flows — Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions). This Topic permits certain financial institutions to report, in a statement of cash flows, net receipts and payments for deposits placed, time deposits accepted and repaid and loans made and collected. Additionally, in accordance with generally accepted accounting principles, interest credited directly to deposit accounts has been accounted for as operating cash payments.
Recent Accounting Pronouncements
FASB ASC Topic No. 820 “Fair Value Measurement and Disclosures” (formerly SFAS 157 “Fair Value Measurements”) was issued in September 2006. This Topic defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Topic is effective for financial statements issued for fiscal years beginning after November 15, 2007. During 2008, FASB deferred the effective date for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within the fiscal year. Adoption of this pronouncement did not have a monetary effect on the financial position and results of operations of the Company, but resulted in expanded disclosures.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
FASB ASC Topic No. 810 “Consolidation” (formerly SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements”) was issued in December 2007. This Topic amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Topic is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes the adoption of this Topic will not have a material impact on the financial statements.
FASB ASC Topic No. 805 “Business Combinations” (formerly SFAS 141R “Business Combinations”) was issued in December 2007. The objective of this Topic is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, it establishes principles and requirements for how the acquirer: 1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Topic applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Topic will change the accounting treatment for business combinations on a prospective basis.
FASB ASC Topic No. 815 “Derivatives and Hedging” (formerly SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities”) was issued in March 2008 which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not expect that the adoption of Topic 815 will have a material impact on its consolidated financial statements.
FASB ASC Topic 105 “Generally Accepted Accounting Principles” (formerly SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which was a replacement of FASB Statement No. 162) was issued in May 2008. This Topic establishes the “FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The Topic is effective for fiscal years beginning on or after September 15, 2009 and is not expected to have a material effect on the consolidated financial statements.
FASB ASC Topic No. 815 “Derivatives and Hedging” (which includes former FSP 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Financial Guarantees”) was issued in September 2008. This Topic requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. The Topic is effective for interim and annual periods ending after November 15, 2008. This Topic is not expected to have an effect on the consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
FASB ASC Topic No. 860 “Transfers and Servicing” (which includes former FSP 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”) was issued in February 2008. This Topic provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The Topic presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under Topic 860. The Topic is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. Management does not anticipate a material impact on its consolidated financial statements as a result of this Topic.
FASB ASC Topic No. 350 “Intangibles — Goodwill and Other” (includes former FSP 142-3), issued in April 2008, which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions. The Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance must be applied prospectively only to intangible assets acquired after the Topic’s effective date. This Topic is not expected to have an effect on the consolidated financial statements.
FASB ASC Topic No. 825 “Financial Instruments” (formerly FSP SFAS 107-1 “Interim Disclosures about Fair Value of Financial Instruments”, which also amended APB Opinion No. 28 “Interim Financial Reporting”) was issued in April 2009. This Topic requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Topic is effective for interim reporting periods ending after June 15, 2009. Adoption of this Topic did not have a monetary effect on the financial position and results of operations of the Company, but resulted in expanded disclosures.
In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance will be effective for the Company beginning January 1, 2010. Management believes the adoption of this guidance will not have a material impact on the financial statements.
In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance must be applied to transfers occurring on or after January 1, 2010. Management believes the adoption of this guidance will not have a material impact on the financial statements.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In August 2009, the FASB updated its guidance for the fair value measurement of liabilities. The update provided clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of the liability using: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, (3) an income approach, such as a present value technique, (4) a market approach such as the amount the reporting entity would pay to transfer the liability or enter into the identical liability. The update also states that a reporting entity would not adjust the fair value of a liability for restrictions that prevent the transfer of the liability. The updated liability fair value measurement guidance is effective as of September 30, 2009. This update did not have a material effect on the Company’s financial statements.
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $71,000 and $46,000 for the three months ended September 30, 2009 and 2008, respectively, and $86,000 and $139,000 for the nine months ended September 30, 2009 and 2008, respectively.
Note 2. Investment Securities
A summary of investment securities classified as trading, available-for-sale and held-to-maturity is presented below.
Trading Securities
The Company had no securities classified as trading securities at September 30, 2009 and December 31, 2008.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
Available-for-Sale
The carrying values and estimated market values of available-for-sale securities at September 30, 2009 and December 31, 2008, are summarized as follows:

	September 30, 2009 (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Government Agencies	$2,007	$11	$—	$2,018
Mortgage Backed Securities	7,082	221	—	7,303

Total Securities Available-for-Sale	$9,089	$232	$—	$9,321

December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Mortgage Backed Securities	$11,782	$167	$2	$11,947

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
Available-For-Sale (Continued)
The amortized cost and estimated market values of available-for-sale securities at September 30, 2009 and at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009 (Unaudited)
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$1,302	$1,330
Due After One Year Through Five Years	7,284	7,485
Due After Five Years Through Ten Years	503	506
Due After Ten Years Through Twenty Years	—	—
Due After Twenty Years	—	—

	$9,089	$9,321

	December 31, 2008
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$—	$—
Due After One Year Through Five Years	5,034	5,048
Due After Five Years Through Ten Years	2,318	2,359
Due After Ten Years Through Twenty Years	3,970	4,075
Due After Twenty Years	460	465

	$11,782	$11,947

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists. Management does not anticipate a requirement to sell any of Hibernia’s investment securities for liquidity or other operating purposes.
The proceeds from the sales, redemptions and maturities of securities available-for-sale for the nine months ended September 30, 2009 and 2008 were approximately $5.2 million and $3.0 million, respectively. There were $83,000 of gross realized gains for the period ended September 30, 2009 and no gross realized gains or losses for the period ended September 30, 2008.
Held-to-Maturity
There were no held-to-maturity securities at September 30, 2009 or December 31, 2008.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
Available-For-Sale (Continued)
There were no gross unrealized losses in investment securities at September 30, 2009 existing for continuous periods of less than 12 months or for continuous periods of 12 months or more. Gross unrealized losses in investment securities at December 31, 2008 existing for continuous periods of less than 12 months and for continuous periods of 12 months or more at that date are as follows:

December 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Security	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale
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
At September 30, 2009, there were no unrealized losses in investment securities. At December 31, 2008, the unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold available-for-sale debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Loans Receivable
Loans receivable at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$34,231	$29,936
Multi-Family Residential	187	769
Second Mortgage Residential	223	63
Residential Construction and Land Loans	178	1,468
Commercial Loans Secured by Real Estate	4,904	91

Total Real Estate Loans	$39,723	$32,327

Other Loans:
Home equity line of credit	186	153
Loans secured by deposits	28	32

Total Other Loans	214	185
Total Loans	$39,937	$32,512

Less:
Allowance for loan losses	300	273
Deferred loan fees	(58)	(34)

	242	239

Net Loans	$39,695	$32,273

There were no loans past due more than ninety days at September 30, 2009. Loan balances past due more than ninety days amounted to $150,000 at December 31, 2008. Non-accruing loan balances amounted to $157,000 and $150,000 at September 30, 2009 and December 31, 2008, respectively.
Activity in the allowance for loan losses is summarized as follows:

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
	(Unaudited)
	(In Thousands)

Balance, Beginning of Period	$273	$273
Provision Charged to Operating Expense	48	—
Loans Charged Off, Net of Recoveries	(21)	—

Balance, End of Period	$300	$273

At September 30, 2009, there were $245,000 of loans considered to be impaired under the guidance provided by FASB ASC Topic 310 “Receivables” (which includes former SFAS No. 114, “Accounting by Creditors for Impairment of a Loan and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”). The allowance for loan losses related to impaired loans at that date amounted to $44,000. As of December 31, 2008, there were no loans considered to be impaired. Interest income recognized on impaired loans was not significant for the nine months ended September 30, 2009, and for the year ended December 31, 2008. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Loans Receivable (Continued)
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
Note 4. Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation, as a result of its conversion to a state chartered savings bank in March 2008. Prior to this date, the Bank’s primary federal regulator was the Office of Thrift Supervision. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material affect on the Bank and the consolidated financial statements. As a savings and loan holding company, Hibernia is not subject to any regulatory capital requirements.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of September 30, 2009, that the Bank meets all capital adequacy requirements to which they are subject. The Bank was considered well capitalized according to its last regulatory examination.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 4. Regulatory Matters (Continued)
The Bank, at September 30, 2009 and December 31, 2008, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in Thousands)
September 30, 2009
Tier 1 Capital (to Average Assets)	$18,630	31.81%	$2,343	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,630	57.93%	$1,286	4.00%
Total Risk-Based Capital (to Risk-Weighted Assets)	$18,930	58.86%	$2,573	8.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
December 31, 2008
Tier 1 Capital (to Average Assets)	$13,727	26.83%	$2,047	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$13,727	47.98%	$1,144	4.00%
Total Risk-Based Capital (to Risk-Weighted Assets)	$14,000	48.93%	$2,289	8.00%
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

The estimated fair values of the Bank’s financial instruments at September 30, 2009 and December 31, 2008, are as follows (reported in thousands):

	September 30, 2009
	(Unaudited)
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$4,403	$4,403
Certificates of Deposit	715	715
Investment Securities	9,321	9,321
Loans	39,995	39,259
Less: Allowance for Loan Losses	(300)	(300)

	$54,134	$53,398

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$37,157	$36,426

Unrecognized Financial Instruments
Commitments to Extend Credit	$71	$71

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6. Disclosure About Fair Value of Financial Instruments (Continued)

	December 31, 2008
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$6,870	$6,870
Investment Securities	11,947	11,947
Loans	32,546	31,358
Less: Allowance for Loan Losses	(273)	(273)

	$51,090	$49,902

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$43,553	$43,122

Unrecognized Financial Instruments
Commitments to Extend Credit	$512	$502

Note 7. Fair Value of Financial Instruments
The Company adopted FASB ASC Topic No. 820 “Fair Value Measurement and Disclosures” (formerly SFAS No. 157 “Fair Value Measurements”) on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This Topic defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
Topic No. 820 “Fair Value Measurement and Disclosures” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 7. Fair Value of Financial Instruments (Continued)
In addition to defining fair value, Topic No. 820 “Fair Value Measurement and Disclosures” expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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

The following table presents the Bank’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Investment Securities	$9,321	$—	$9,321	$—
Foreclosed Assets	197		197

Total	$9,518	$—	$9,518	$—

Liabilities	$—	$—	$—	$—

Total	$—	$—	$—	$—

Note 8. Employee Stock Ownership Plan
In connection with the Conversion, the Company established an employee stock ownership plan (“ESOP”) that will provide retirement benefits to all eligible employees of Hibernia Homestead Bank. On January 27, 2009, the ESOP borrowed $890,660 from the Company and used these funds to purchase 8%, or 89,066 shares, of the shares sold in the Company’s initial public offering. As the loan is repaid and shares are released from collateral, the shares will be allocated to the ESOP participants based on their individual compensation as a percentage of total compensation of all eligible participants. The Bank will recognize compensation expense equal to the fair value of the ESOP shares committed to be released during the period.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 9. Recognition and Retention Plan
On July 30, 2009, the shareholders of Hibernia approved the Company’s 2009 Recognition and Retention Plan. The 2009 Recognition and Retention Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may make grants under the 2009 Recognition and Retention Plan to eligible participants based on these factors. Plan participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards shall be forfeited.
The Recognition and Retention Plan Trust has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust will acquire 4%, or 44,533 shares, of the shares sold in the Company’s initial public offering, which will be held in the Trust subject to the Plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. At September 30, 2009, no shares have been acquired by the Trust.
Note 10. Stock Option Plan
On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Stock Option Plan. The 2009 Stock Option Plan will provide the Company’s directors and key employees with a proprietary interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company will recognize compensation expense during the vesting period based on the fair value of the option on the date of grant. No options have been granted as of September 30, 2009.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 11. Subsequent Events
In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2009. In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2009 through November 13, 2009, the date these financial statements were issued.
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
Allowance for Loan Losses. The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is comprised of specific reserves and a general reserve. Specific reserves are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified. The allowance related to loans that are identified as impaired is based on discounted expected future cash flows using the loan’s initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type. For the general reserve, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.
Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the allowance levels. The allowance for loan losses is based on management’s estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate. The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings. Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.
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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008
Hibernia Homestead Bancorp’s total assets increased $2.5 million, or 4.3%, to $60.7 million at September 30, 2009 compared to $58.2 million at December 31, 2008. During the first nine months of 2009, the largest increase was in net loans receivable, which increased $7.4 million and was offset by a decrease of $2.6 million in investment securities available-for-sale and a decrease of $3.4 million in federal funds sold. The decrease of $2.5 million in cash and cash equivalents as of September 30, 2009, is primarily a result of the funding of new loans and the investment of excess liquidity in certificates of deposit. Our net loans receivable increased by $7.4 million, or 23.0%, to $39.7 million at September 30, 2009, compared to $32.3 million at December 31, 2008 primarily due to an increase in commercial loans secured by real estate of $4.8 million and an increase of $4.3 million in one-to-four family residential loans. During the first nine months of 2009 our total loan originations amounted to approximately $15.7 million and loan principal repayments were approximately $8.2 million. Our total investment securities amounted to $9.3 million at September 30, 2009, compared to $11.9 million at December 31, 2008, a decrease of $2.6 million, or 22.0%. The decrease in investment securities was primarily due to maturities, redemptions and sales of securities available-for-sale of $5.2 million received during the period, partially offset by purchases of securities available-for-sale of $2.5 million.
Hibernia’s deposits decreased $6.4 million, or 14.7%, to $36.8 million at September 30, 2009, compared to $43.1 million at December 31, 2008, primarily as a result of the completion of our mutual to stock conversion and initial public offering in January, 2009. Deposits as of December 31, 2008 included $9.3 million in deposits being held in escrow for stock subscriptions in connection with Hibernia’s initial public offering. The average balance of deposits was $34.7 million for the nine months ended September 30, 2009 as compared to $35.0 million for the prior year period. The Bank had no Federal Home Loan Bank advances at September 30, 2009, or December 31, 2008, as we continued our strategy in recent periods of managing interest rate risk by paying down higher cost borrowings. Our stockholders’ equity amounted to $23.5 million at September 30, 2009 compared to $14.2 million at December 31, 2008, an increase of $9.3 million, or 65.6%. The increase in stockholders’ equity was the result of $10.4 million in net proceeds from the issuance of common stock and a $45,000 increase in accumulated other comprehensive income partially offset by $891,000 in the value of shares allocated to the employee stock ownership plan.
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2009 and 2008.
For the three months ended September 30, 2009, Hibernia Homestead Bancorp had a net loss of $56,000 compared to a net loss of $135,000 for the three months ended September 30, 2008. Our results in the 2009 quarterly period reflect, in part, an $83,000 gain on the sale of available-for-sale securities and an increase in our net interest margin for the quarter ended September 30, 2009. In addition, our non-interest expenses increased $90,000, or 15.2%, over the prior three month period. Our net interest margin increased by 59 basis points to 3.97% for the three months ended September 30, 2009 compared to 3.38% for the three months ended September 30, 2008, while our average interest rate spread improved to 3.49% for the three months ended September 30, 2009, compared to 2.90% for the three months ended September 30, 2008. During the three months ended September 30, 2009, the average rate paid on certificates of deposit decreased 133 basis points from 3.48% for the three months ended September 30, 2008, to 2.15% for the three months ended September 30, 2009.
For the nine months ended September 30, 2009, our net loss was $251,000 compared to a net loss of $359,000 for first nine months of 2008. Our results in the 2009 period reflect, in part, an $83,000 gain on the sale of available-for-sale securities and an increase in our net interest margin for the nine months ended September 30, 2009. In addition, our non-interest expenses increased $261,000, or 15.5%, over the prior nine month period. For the first nine months of 2009, our net interest margin and average interest rate spread were 3.82% and 3.26%, respectively, compared to 3.18% and 2.56%, respectively for the nine months ended September 30, 2008. During the first nine months of 2009, the average rate paid on certificates of deposit decreased 153 basis points from 3.95% for the nine months ended September 30, 2008, to 2.42% for the nine months ended September 30, 2009. Lower rates on certificates of deposit during the nine months ended September 30, 2009 reflect general interest rate declines during the period and management’s decision not to aggressively compete for certificate deposits.

Interest Income. Hibernia’s total interest income was $649,000 for the three months ended September 30, 2009, compared to $590,000 for the three months ended September 30, 2008, a $59,000 or 10.0% increase. The increase in interest income in the three months ended September 30, 2009, compared to the three months ended September 30, 2008, was due primarily to increases in average interest-earning assets, partially offset by decreases in the average yields on loans and investments. The average yield on our interest-earning assets was 5.04% for the three months ended September 30, 2009, compared to 5.52% for the comparable period in 2008. Average interest-earning assets were $51.5 million for the three months ended September 30, 2009, compared to $42.7 million for the comparable period in 2008.
For the nine months ended September 30, 2009, total interest income was $1.9 million, compared to $1.8 million for the nine months ended September 30, 2008, an $87,000 or 4.9% increase. The increase in interest income for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was due primarily to increases in average interest-earning assets, partially offset by decreases in the average yields on loans and investments. The average yield on our interest-earning assets was 4.97% for the nine months ended September 30, 2009, compared to 5.52% for the comparable period in 2008. Average interest-earning assets were $50.5 million for the nine months ended September 30, 2009, compared to $43.3 million for the comparable period in 2008.
Interest Expense. Hibernia’s total interest expense was $134,000 for the three months ended September 30, 2009, compared to $227,000 for the three months ended September 30, 2008, a decrease of $93,000, or 41.0%. The decrease in interest expense for the three month period ended September 30, 2009 was primarily due to lower average rates of interest paid on our certificates of deposit in the 2009 period combined with decreases in the average balances of certificates of deposit. Our average rate paid on interest-bearing liabilities was 1.55% for the three months ended September 30, 2009, compared to 2.62% for the three months ended September 30, 2008.
Our total interest expense was $439,000 for the nine months ended September 30, 2009, compared to $762,000 for the nine months ended September 30, 2008, a decrease of $323,000, or 42.4%. The decrease in interest expense for the nine months ended September 30, 2009 was primarily due to lower average rates of interest paid on our certificates of deposit in the 2009 period combined with decreases in the average balances of certificates of deposit. For the nine months ended September 30, 2009, our average rate paid on interest-bearing liabilities was 1.71%, compared to 2.96% for the nine months ended September 30, 2008.
Non-Interest Income. Hibernia’s non-interest income consists of rental income, net of related expenses, fees and service charges, and realized gains and losses on investments.
Hibernia’s total non-interest income amounted to $114,000 for the three months ended September 30, 2009, compared to $25,000 for the three months ended September 30, 2008, an $89,000 or 356.0%, increase. For the nine months ended September 30, 2009, our non-interest income was $172,000, compared to $109,000 for the nine months ended September 30, 2008, a $63,000, or 57.8%, increase. The increase for the three and nine month periods was primarily due to the realized gain on the sale of available-for-sale securities which was sold to fund loan originations.

Non-Interest Expense. Hibernia’s total non-interest expense increased by $90,000, or 15.2%, to $682,000 in the quarter ended September 30, 2009, compared to $592,000 in the quarter ended September 30, 2008. For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, our non-interest expense increased by $261,000, or 15.5%. The primary reasons for the increase in non-interest expense for the three months and nine months ended September 30, 2009 were salaries and employee benefits expense, as additional staff was added to manage Hibernia’s operations as a publicly owned company, higher insurance, data processing, and occupancy expenses, and legal and audit professional fees incurred in connection with public company reporting requirements following the conversion of Hibernia Homestead Bank from a mutual savings bank to a stock savings bank effective in January 2009. The three month period ended September 30, 2009 also reflected a $25,000 increase on advertising expenses over the same period last year. Non-interest expense for the nine months ended September 30, 2009, included a mandatory $19,000 special deposit insurance assessment paid to the Federal Deposit Insurance Corporation which was assessed in the quarter ended June 30, 2009, and was applicable for all insured depository institutions.
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

	Three Months Ended September 30,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate(1)	Balance	Interest(3)	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$38,220	$552	5.79%	$29,783	$454	6.10%
Investment securities	10,224	93	3.60	12,257	133	4.33
Other interest-earning assets	3,058	4	0.51	684	3	1.99

Total interest-earning assets	51,502	649	5.04%	42,724	590	5.52%

Non-interest-earning assets	7,515			7,235

Total assets	$59,017			$49,959

Interest-bearing liabilities:
Savings, NOW and money market accounts	13,144	20	0.61%	12,456	33	1.04%
Certificates of deposit	21,062	114	2.15	22,138	194	3.48

Total interest-bearing deposits	34,206	134	1.56	34,594	227	2.61%
FHLB advances	59	—	0.37	20	—	2.43

Total interest-bearing liabilities	34,265	134	1.55%	34,614	227	2.61%

Non-interest-bearing liabilities	1,191			1,332

Total liabilities	35,456			35,946
Retained earnings	23,561			14,013

Total liabilities and retained earnings	$59,017			$49,959

Net interest-earning assets	$17,237			$8,110

Net interest income; average interest rate spread		$515	3.49%		$363	2.91%

Net interest margin(2)			3.97%			3.38%

Average interest-earning assets to average interest-bearing liabilities			150.30%			123.43%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

(3)	Amounts that do not round to $1,000 are reflected as zero.

	Nine Months Ended September 30,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate(1)	Balance	Interest(3)	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$34,899	$1,521	5.81%	$29,287	$1,343	6.12%
Investment securities	12,179	347	3.80	13,559	441	4.33
Other interest-earning assets	3,372	11	0.44	472	8	2.30

Total interest-earning assets	50,450	1,879	4.97%	43,318	1,792	5.52%

Non-interest-earning assets	7,437			6,672

Total assets	$57,887			$49,990

Interest-bearing liabilities:
Savings, NOW and money market accounts	14,409	78	0.72%	12,026	96	1.07%
Certificates of deposit	19,946	361	2.42	22,265	660	3.96

Total interest-bearing deposits	34,355	439	1.71	34,291	756	2.95
FHLB advances	20	—	0.37	235	6	3.22

Total interest-bearing liabilities	34,375	439	1.71%	34,526	762	2.95%

Non-interest-bearing liabilities	794			1,245

Total liabilities	35,169			35,771
Retained earnings	22,718			14,219

Total liabilities and retained earnings	$57,887			$49,990

Net interest-earning assets	$16,075			$8,792

Net interest income; average interest rate spread		$1,440	3.26%		$1,030	2.57%

Net interest margin(2)			3.82%			3.18%

Average interest-earning assets to average interest-bearing liabilities			146.76%			125.46%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

(3)	Amounts that do not round to $1,000 are reflected as zero.
Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred in our loan portfolio. The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is comprised of specific reserves and a general reserve.
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
Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the allowance levels. The allowance for loan losses is based on management’s estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate. The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings. Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.

Hibernia’s nonperforming assets, defined as non-accrual loans, accruing loans past due 90 days or more and foreclosed property, totaled $354,000, or 0.6%, of total assets at September 30, 2009, compared to $150,000, or 0.3%, of total assets at December 31, 2008. The non-performing loans totaling $157,000 at September 30, 2009, consist of two loans secured by first mortgages on one-to-four family residential real estate. Management believes that the allowance for loan and lease losses is sufficient to cover any losses that may be incurred on these loans. Foreclosed property at September 30, 2009 totaling $197,000 consisted of two residential homes in the greater New Orleans area.
Loan loss provisions of $33,000 and $48,000 were made to the allowance during the three and nine months ended September 30, 2009, respectively, compared to none for the three and nine months ended September 30, 2008. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable.
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
Hibernia’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, rental income and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Hibernia sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Hibernia Homestead Bancorp’s cash and cash equivalents amounted to $4.4 million at September 30, 2009.
A significant portion of the Hibernia’s liquidity consists of non-interest earning deposits. Primary sources of cash are principal repayments on loans and increases in deposit accounts. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At September 30, 2009, Hibernia did not have any advances from the Federal Home Loan Bank of Dallas and had $20.2 million in borrowing capacity. At September 30, 2009, the Bank was also a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Bank federal funds in an amount not to exceed $5.0 million. As of September 30, 2009, Hibernia Homestead Bank had no federal funds purchased from First National Banker’s Bank. As of September 30, 2009, the Bank participated in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members. The Company may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed $5.7 million, or 10% of the Bank’s total assets. Such deposits are generally considered a form of brokered deposits. As of September 30, 2009, the Bank held no reciprocal deposits or One-Way Buy deposits in the CDARS program.

At September 30, 2009, the Bank had outstanding loan commitments of $2.3 million to originate loans. At September 30, 2009, certificates of deposit scheduled to mature in less than one year totaled $16.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. The Bank intends to utilize its liquidity to fund its lending activities.
Contractual Cash Obligations. The following table summarizes our contractual cash obligations at September 30, 2009.

		Payments Due By Period
	Total at	To	1-3	4-5	After 5
	September 30, 2009	1 Year	Years	Years	Years
	(In thousands)
Certificates of deposit	$22,855	$16,386	$5,751	$718	$—

Total contractual obligations	$22,855	$16,386	$5,751	$718	$—

Hibernia Homestead Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At September 30, 2009, Hibernia Homestead Bank exceeded each of its capital requirements with ratios of 31.81%, 57.93% and 58.86%, respectively.
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
Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2009.

	Total Amounts	Amount of Commitment Expiration - Per Period
	Committed at	To	1-3	4-5	After 5
	September 30, 2009	1 Year	Years	Years	Years
	(In thousands)
Lines of credit	$71	$71	$—	$—	$—
Undisbursed portion of loans in process	262	262	—	—	—
Commitments to originate loans	2,323	2,323	—	—	—

Total commitments	$2,656	$2,656	$—	$—	$—

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities
The following table represents the purchasing activity of the Recognition and Retention Plan Trust during the third quarter of fiscal 2009:

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
July 1, 2009 — July 31, 2009	—	$—	—	44,533
August 1, 2008 — August 31, 2009	—	—	—	44,533
September 1, 2009 — September 30, 2009	—	—	—	44,533

Total	—	$—	—	44,533

Notes to this table:
(a)
The Company’s 2009 Recognition and Retention Plan was authorized to purchase up to a maximum of 44,533 shares of common stock, or 4.0% of the common stock sold in the initial public offering completed on January 27, 2009, as disclosed in the Company’s prospectus dated November 12, 2008, and announced by press release on July 31, 2009.

(b)	On July 30, 2009, the shareholders of Hibernia approved the adoption of the 2009 Recognition and Retention Plan and Trust Agreement.
Item 3 — Defaults Upon Senior Securities.
There are no matters required to be reported under this item.
Item 4 — Submission of Matters to a Vote of Security Holders.
Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission August 14, 2009 (SEC File No. 000-53555).
Item 5 — Other Information.
There are no matters required to be reported under this item.

Item 6 — Exhibits.
List of exhibits: (filed herewith unless otherwise noted)

No.	Description
10.1	2009 Stock Option Plan (1)
10.2	2009 Recognition and Retention Plan and Trust Agreement (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	13a-14(a)/15d-14(a) Section 302 Certification of the Chief Financial Officer
32.1	Section 1350 Certification

(1)	Incorporated by reference from the Company’s proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on June 19, 2009 (SEC File No. 000-53555).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA HOMESTEAD BANCORP, INC.
Date: November 13, 2009	By:	/s/ A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ Donna T. Guerra
Donna T. Guerra
Chief Financial Officer