Form 10-K
period 2009-12-31
HIBERNIA HOMESTEAD BANCORP, INC.
filed 2010-03-29
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____
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
Common Stock, $.01 par value per share

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the 874,692 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $13.75 for the common stock on June 30, 2009, the last business day of the registrant’s most recently completed second quarter, as reported by the OTC Bulletin Board, was approximately $12.0 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of March 22, 2010: 1,063,534
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HIBERNIA HOMESTEAD BANCORP, INC.
2009 ANNUAL REPORT ON FORM 10-K

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
As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” “Hibernia,” or the “Company” refer to Hibernia Homestead Bancorp, Inc., a Louisiana corporation, and the term the “Bank” refers to Hibernia Homestead Bank, a Louisiana chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.
PART I
Item 1. Business.
General. Hibernia Homestead Bancorp, Inc. is a Louisiana corporation which was organized to be the stock holding company for Hibernia Homestead Bank in connection with our conversion and offering completed on January 27, 2009. Hibernia Homestead Bank is a Louisiana chartered community-oriented savings bank which was originally organized in 1903 as a Louisiana chartered mutual savings association and is headquartered in New Orleans, Louisiana. The Bank is a wholly owned subsidiary of the Company. The results of operations presented in this Annual Report on Form 10-K are the fiscal 2009 results of operations of Hibernia Homestead Bancorp which commenced operations in January 2009, and for fiscal 2008, the results of operations of Hibernia Homestead Bank and its wholly owned subsidiary, Hibernia Homestead Development Corporation, which was dissolved in August 2008. As of December 31, 2009, Hibernia, on a consolidated basis, had total assets of $66.5 million, total deposits of $42.6 million, and total stockholders’ equity of $23.4 million.
On January 27, 2009, our conversion and offering were completed after which Hibernia Homestead Bancorp was organized as the new stock-form holding company for the Bank. A total of 1,113,334 shares of common stock of the Company were sold at $10.00 per share in the subscription and community offerings through which the Company received proceeds of approximately $10.4 million, net of offering costs of approximately $766,000. As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). For further information on Hibernia Homestead Bank’s conversion, see Note 21 in the Notes to the Consolidated Financial Statements in Item 8 herein.

Prior to the conversion described above, the Board of Directors approved a plan of charter conversion in December 2007 by which Hibernia Homestead Bank would convert its charter from a Louisiana-chartered mutual homestead and savings association to a Louisiana-chartered mutual savings bank. Such conversion was subject to receipt of both member and regulatory approval. The members of Hibernia Homestead Bank approved the plan of charter conversion at the annual meeting held on February 29, 2008 and the Louisiana Office of Financial Institutions approved Hibernia Homestead Bank’s application to convert its charter effective March 17, 2008. As a result of the charter conversion, Hibernia Homestead Bank’s primary federal banking regulator changed from the OTS to the Federal Deposit Insurance Corporation (“FDIC”). The Louisiana Office of Financial Institutions remains as the Bank’s state banking regulator.
Hibernia Homestead Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, maturities of investments and funds borrowed from outside sources such as the FHLB of Dallas. These funds are primarily used for the origination of loans including single-family residential first mortgage loans, commercial real estate loans, commercial and industrial loans, home equity loans and lines of credit, construction and land loans and other loans. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.
We are an active originator of residential home mortgage loans in our market area. Historically, Hibernia Homestead Bank was a traditional thrift institution with an emphasis on fixed-rate long-term single-family residential first mortgage loans. As part of implementing our business strategy, we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and commercial and industrial loans in fiscal 2008. In connection therewith, we hired senior management officers with significant commercial lending experience in our market area. Commercial real estate loans and commercial and industrial loans were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.
Our headquarters office is located at 325 Carondelet Street, New Orleans, Louisiana, and our telephone number is (504) 522-3203. We maintain a website at www.hibbank.com, and provide our customers with on-line banking services. Information on our website should not be considered a part of this Form 10-K.
Market Area and Competition
Hibernia conducts its operations through its main office in New Orleans, Louisiana located in Orleans Parish, one additional branch office in New Orleans and one branch office located in Metairie, Louisiana, which is in Jefferson Parish. In August 2005, Hurricane Katrina affected a wide area along the Gulf Coast, including parts of Louisiana, Mississippi, and Alabama with the New Orleans metropolitan area incurring the greatest damage. Hibernia Homestead Bank’s three banking offices are located in business districts that did not suffer long-term damage from Hurricane Katrina and will likely lead other areas in recovery.
Rebuilding efforts continue in metropolitan New Orleans, and the pace of home renovations and demolitions has escalated, especially in Orleans Parish. Hibernia believes that there will continue to be significant long-term opportunities for it to participate in the rebuilding and relocation efforts in southern Louisiana and coastal Mississippi through lending and other banking services.
We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Within our market area, more than 50 other banks, savings institutions and credit unions are operating. Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Hibernia Homestead Bank’s Lending Activities
General. At December 31, 2009, Hibernia’s net loan portfolio amounted to $45.0 million, representing approximately 67.6% of its total assets at that date. The Company’s principal lending activity is the origination of one-to-four family residential loans. In 2008, the Bank introduced new commercial loan products. At December 31, 2009, one-to-four family residential loans amounted to $35.7 million, or 79.0% of our total loan portfolio. At December 31, 2009, commercial real estate loans totaled $8.5 million, or 18.7% of our total loan portfolio. At December 31, 2009, multi-family residential loans totaled $184,000, or .4% of the total loan portfolio. Residential construction and land loans and home equity lines of credit totaled $410,000 and $244,000, or .9% and .5%, respectively, of the total loan portfolio at December 31, 2009.
The types of loans that Hibernia may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.
As a Louisiana-chartered savings bank, Hibernia Homestead Bank is subject to a regulatory loan-to-one borrower limit. As of December 31, 2009, the Bank’s regulatory limit on loans to one borrower was $4.6 million. Notwithstanding this regulatory limit, Hibernia Homestead Bank has set policy limits of $1.2 million for residential loans to any one individual and related parties, $1.5 million for commercial real estate, non-real estate commercial and industrial loans and commercial lines of credit to any one individual or entity and related parties and $2.0 million for all loans to a single entity and related parties. Loans above regular policy limits are approved as exceptions by the Board of Directors. At December 31, 2009, our five largest loans or groups of loans-to-one borrower, including related parties, amounted to $1.8 million, $1.6 million, $1.3 million, $1.2 million and $1.1 million. All five largest loans or groups of loans were performing in accordance with their terms at December 31, 2009.
Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2009		2008
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$35,736	78.95%	$29,936	92.07%
Multi-family residential	184	0.41	769	2.37
Second mortgage residential	219	0.48	63	0.19
Residential construction and land loans	410	0.91	1,468	4.52
Commercial-real estate secured	8,447	18.66	91	0.28

Total real estate loans	44,996	99.41	32,327	99.43

Other loans:
Home equity lines of credit	244	0.54	153	0.47
Loans secured by deposit	25	0.05	32	0.10

Total other loans	269	0.59	185	0.57

Total loans	$45,265	100.00%	$32,512	100.00%

Less:
Allowance for loan losses	330		273
Deferred loan fees	(52)		(34)

	278		239

Net loans	$44,987		$32,273

Origination of Loans. The Company’s lending activities are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management. Loan applications are generated through direct sales efforts as well as referrals from existing customers, and others such as attorneys, accountants, and real estate agents. Written loan applications are taken by one of our loan officers. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. In accordance with its lending policy, Hibernia obtains independent outside appraisals on substantially all of its loans which must conform to Hibernia’s appraisal requirements. On occasion, we may purchase loans, however, any purchased loans must conform to our lending policy as if we had originated the loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area.

Hibernia’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. Loans up to $600,000 are approved by a management loan committee currently consisting of Messrs. Bush, Gretchen and Browne, who is Chairman. Loans in excess of $600,000, up to $1.5 million are approved by a loan committee of the Board of Directors, currently consisting of Messrs. Browne, Bush, Bethea, Brennan, Robert Saer and Lane, who is Chairman. The senior loan officer is an ex officio non-voting member of the board loan committee. Exceptions for loan limits will be approved by a majority of the board. All loans approved by the loan committees are ratified at the next regularly scheduled board meeting. Appraisals are obtained by a board-approved appraiser and assigned by an officer other than the originating loan officer.
The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended
	December 31,
	2009	2008
	(In thousands)
Loan originations:
One-to-four family residential	$11,985	$4,946
Multi-family residential	—	—
Second mortgage residential	196	—
Residential construction and land loans	1,222	1,465
Commercial-real estate secured	7,556	100
Other	261	9

Total loan originations	21,220	6,520

Loans purchased	1,750	—

Loans sold	—	—
Loan principal repayments	(10,029)	(3,394)

Total loans sold and principal repayments	(10,029)	(3,394)

Increase or (decrease) due to other items, net(1)	(227)	(293)

Net increase (decrease) in total loans	$12,714	$2,833

(1)	Other items consist of loans in process, deferred fees and the allowance for loan losses.
Although Louisiana laws and regulations permit savings banks to originate and purchase loans secured by real estate located throughout the United States, Hibernia concentrates its lending activity to its primary market area in Orleans and Jefferson Parishes, Louisiana and the surrounding area.
Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2009, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

				Residential
	One- to Four-	Multi-	Second	Construction	Commercial-
	Family	Family	Mortgage	and Land	Real Estate
	Residential	Residential	Residential	Loans	Secured	Other	Total
	(In thousands)
Amounts due after December 31, 2009 in:
One year or less	$829	$—	$—	$62	$30	$25	$946
After one year through two years	1,348	—	—	—	—	—	1,348
After two years through three years	11	—	—	—	—	53	64
After three years through five years	416	—	189	—	1,590	191	2,386
After five years through ten years	2,525	—	—	136	4,457	—	7,118
After ten years through 15 years	4,530	184	30	—	2,370	—	7,114
After 15 years	26,077	—	—	212	—	—	26,289

Total	$35,736	$184	$219	$410	$8,447	$269	$45,265

The following table shows the dollar amount of our loans at December 31, 2009, due after December 31, 2010 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2009
	(In thousands)
One-to-four family residential	$34,907	$—	$34,907
Multi-family residential	184	—	184
Second mortgage residential	219	—	219
Residential construction and land loans	348	—	348
Commercial-real estate secured	5,953	2,464	8,417
Other loans	—	244	244

Total	$41,611	$2,708	$44,319

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
One-to-Four Family Residential Real Estate Loans. A principal lending activity of Hibernia is the origination of loans secured by single-family residences. At December 31, 2009, $35.7 million, or 79.0%, of our total loan portfolio consisted of one-to-four family residential loans including both owner occupied and non-owner occupied properties.
It is the policy of Hibernia to originate loans as a first lien position on owner occupied residences limited to $1.2 million with fixed rates and terms up to 30 years. Mortgages without private mortgage insurance are generally limited to 80%, or less, of the appraised value, or purchase price, of the secured real estate property, whichever is lower. Private mortgage insurance is required for loans in excess of 80% of the appraised value, or purchase price, whichever is lower. It is the policy of Hibernia to lend in a first lien position on non-owner occupied residential property with fixed rates and terms up to 20 years. Such loans are generally limited to 80%, or less, of the appraised value, or purchase price plus improvement costs of the secured real estate property, whichever is lower. Exceptions to these policies may be approved by the Board of Directors.
The Bank’s guidelines for credit quality generally parallel the Federal National Mortgage Association, commonly called Fannie Mae, and the Federal Home Loan Mortgage Corporation, commonly called Freddie Mac, secondary market guidelines including income ratios and credit scores.
In recent years, all of our residential real estate loans have been originated as fixed rate loans. Fixed rate loans do not have the same risks associated with a borrower’s ability to repay as adjustable rate loans in a rising interest rate environment; however, the costs of funding such loans are adversely affected by rising interest rates.
Residential Construction and Land Loans. Hibernia Homestead Bank originates residential construction and land loans only when it will also be the permanent lender following completion of the residence. In recent periods, a primary source of residential construction and land loans has been from the deployment of rebuilding proceeds following Hurricane Katrina which has since declined in significance. Residential construction loans are limited to $1.2 million and land loans for the construction of a primary or secondary residence are limited to $500,000. Loans for the substantial renovation of an existing home are underwritten and administered as construction loans. At December 31, 2009, $410,000, or .9% of our total loan portfolio consisted of residential construction and land loans.

Residential Second Mortgage Loans and Lines of Credit. Hibernia Homestead Bank originates second mortgage residential loans limited to $500,000 and home equity lines of credit limited to $250,000 to finance minor renovations and repairs as well as for other consumer or investment purposes. Second mortgage loans and home equity lines of credit are only extended when the Bank holds the first mortgage on the collateral. Loan-to-value ratios may not exceed 80%, including first mortgage debt. Non-revolving loans are originated with maturities up to 15 years. Home equity lines of credit have maturities of five years.
Commercial Real Estate Loans. At December 31, 2009, $8.5 million, or 18.7%, of our total loan portfolio, consisted of commercial real estate loans including both owner occupied and non-owner occupied properties. We hired a commercial loan officer in January 2008 with over 34 years of commercial banking experience at the time of hire, particularly in the local New Orleans market, and expect to originate additional commercial real estate loans. Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, management expects to mitigate such risk by originating such loans in its market area to borrowers with an established history of successful operations.
It is the current policy of Hibernia Homestead Bank to lend in a first lien position on real property. Hibernia offers fixed and variable rate mortgage loans with a policy limit of $1.5 million to a any one individual or entity and related parties, subject to exception approved by the Board of Directors. Commercial real estate loans are limited to a maximum of 80% of the lesser of appraised value or purchase price and have terms up to 15 years. If the collateral consists of special purpose fixed assets, the maximum loan-to-value ratio is adjusted down based on the estimated cost to convert the property to general use. Extended amortization schedules up to 20 years may be offered if justified by the borrower’s financial strength and/or low loan-to-value ratio. Rate commitments are generally limited to ten years or less with adjustments thereafter based on a negotiated rate or spread relative to a market index. Commercial real estate loans are presented to the applicable loan committee for review and approval, including analysis of the creditworthiness of the borrower.
Consumer Loans. Hibernia Homestead Bank originates consumer loans that have shorter terms and higher interest rates than residential first mortgage loans. The consumer loans offered by the Bank consist of home equity loans and loans secured by deposit accounts with the Bank. Hibernia Homestead Bank does not make unsecured consumer loans other than overdraft protection lines of credit up to $5,000. Hibernia Homestead Bank does not intend to materially expand its consumer loan product offerings and instead intends to focus on increasing home equity loans, including home equity lines.
Loan Origination and Other Fees. In addition to interest earned on loans, Hibernia Homestead Bank may also receive loan origination fees or “points” for originating loans. We have historically charged loan points only at the request of the borrower in order to lower the rate charged over the life of the loan. Hibernia generally does not charge origination fees.
Asset Quality
General. Hibernia Homestead Bank’s collection procedures provide that when a loan is 30 and 60 days past due, a notice is sent to the borrower. Personal letters are then sent to the borrowers who are 61-89 days delinquent advising that payments must be received by the last day of the month and for those who are 90 days delinquent, giving them 10 days within which the loan must be brought current. Customers who have not responded to the 90-day notice will receive an attorney’s letter advising them to pay interest in advance an additional 10 days to bring the loan current and giving those customers who pay interest in arrears an additional 30 days to bring the loan current. Late charges will be assessed based on the number of days specified in the note beyond the due date. The Board of Directors is notified of all delinquencies ninety days or more past due. In most cases, deficiencies are cured promptly. While Hibernia Homestead Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.
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

Real estate and other assets acquired by Hibernia Homestead Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Hibernia Homestead Bank did not have any real estate owned at December 31, 2009 or 2008.
Potential Problem Loans. As of December 31, 2009, Hibernia Homestead Bank had $561,000 of delinquent loans not yet classified as non-performing loans, but where some concern existed as to the borrowers’ abilities to comply with original loan terms. All of these delinquent loans are secured by 1-4 family residences in the New Orleans area. Management believes that the allowance for loan losses is sufficient to cover any losses that may be incurred on these loans.
Non-Performing Assets. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and foreclosed property) at the dates indicated. Non-performing assets as of December 31, 2009 consisted of three non-performing loans totaling $315,000, including one troubled debt restructuring in the amount of $54,000. We did not have any troubled debt restructurings at December 31, 2008.

	December 31,
	2009	2008
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential	$261	$150
Multi-family residential	—	—
Second mortgage residential	—	—
Residential construction and land loans	—	—
Commercial-real estate secured	—	—
Other loans	—	—
Troubled debt restructurings	54	—

Total non-accruing loans	315	150

Accruing loans 90 days or more past due:
One- to four-family residential	—	—
Multi-family residential	—	—
Second mortgage residential	—	—
Residential construction and land loans	—	—
Commercial-real estate secured	—	—
Other	—	—

Total accruing loans 90 days or more past due	—	—

Total non-performing loans(1)	315	150

Real estate owned, net	—	—

Total non-performing assets	$315	$150

Total non-performing loans as a percentage of loans, net	0.70%	0.46%

Total non-performing loans as a percentage of total assets	0.47%	0.26%

Total non-performing assets as a percentage of total assets	0.47%	0.26%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
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

At December 31, 2009, Hibernia Homestead Bank had $734,000 of assets classified substandard and no assets classified as doubtful or loss.
Allowance for Loan Losses. At December 31, 2009, Hibernia Homestead Bank’s allowance for loan losses amounted to $330,000. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. Hibernia Homestead Bank’s loan portfolio primarily consists of single-family residential loans secured by owner occupied and non-owner occupied properties and commercial real estate loans. The management of Hibernia Homestead Bank considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Management analyzes the probability of the correction of the classified loans’ weaknesses and the extent of any known or inherent losses that Hibernia Homestead Bank might sustain on them.
While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.
The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the
	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Total loans outstanding at end of period	$45,265	$32,512
Average loans outstanding	36,749	30,031
Allowance for loan losses, beginning of period	273	273
Provision for loan losses	78	—
Charge-offs	(21)	—

Recoveries on loans previously charged off	—	—

Allowance for loan losses, end of period	$330	$273

Allowance for loan losses as a percent of non-performing loans	104.8%	182.2%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	—%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2009		2008
		Loan		Loan
		Category		Category
	Amount of	as a % of	Amount of	as a % of
	Allowance	Total Loans	Allowance	Total Loans
	(Dollars in thousands)
One-to four-family residential	$266	78.95%	$273	92.07%
Multi-family residential	—	0.41	—	2.37
Second mortgage residential	—	0.48	—	0.19
Residential construction and land loans	—	0.91	—	4.52
Commercial-real estate secured	64	18.66	—	0.28
Other	—	0.59	—	0.57

Total	$330	100.00%	$273	100.00%

Investment Activities
General. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.
At December 31, 2009, our investment securities portfolio consisted of $6.6 million of mortgage-backed securities, $1.5 million of U.S. government agencies, $210,000 of First National Bankers Bank (FNBB) stock and $171,000 of stock in FHLB of Dallas. At December 31, 2009, Hibernia Homestead Bank did not hold any Fannie Mae or Freddie Mac common or preferred stock. At December 31, 2009, one mortgage-backed security with a carrying value of $418,000 and one U.S. government agency holding of $501,000 had contractual maturities of one year or less. The estimated duration of our mortgage-backed securities portfolio was two years at such date. At December 31, 2009, we had no gross unrealized losses on our investment securities portfolio.
Pursuant to FASB ASC Topic 320 “Investments-Debt and Equity Securities (which includes former SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the historical cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2009, we had $8.3 million of securities classified as available for sale, and no securities classified as held to maturity or as trading account.
We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.
Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. At December 31, 2009, all of our mortgage-backed securities were issued by the GNMA, Fannie Mae or Freddie Mac and we held no mortgage-backed securities from private issuers.
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
The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investment in FNBB stock and FHLB stock at the dates indicated.

	December 31,
	2009		2008
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)

Mortgage-backed securities	$6,591	$6,784	$11,782	$11,947
U.S. Government Agencies	1,501	1,509	—	—
FNBB stock	210	210	210	210
FHLB stock	171	171	171	171

Total investment and mortgage-backed securities, FNBB stock and FHLB stock	$8,473	$8,674	$12,163	$12,328

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2009. As Hibernia Homestead Bank held no tax-exempt securities during the periods presented, no yield adjustments were made.

	Amounts at December 31, 2009 Which Mature In
			After Five
	One Year	After One to	to 10	Over 10
	or Less	Five Years	Years	Years	Total
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$418	$3,260	$2,739	$367	$6,784
U.S. Government Agency Securities	501	1,008	—	—	1,509

Total	$919	$4,268	$2,739	$367	$8,293

Weighted average yield	2.93%	3.60%	4.10%	5.41%	3.77%

The following table sets forth the composition of our mortgage-backed investment securities, excluding equity securities, at each of the dates indicated.

	December 31,
	2009	2008
	(Dollars in thousands)
Fixed-rate	$6,731	$11,883
Adjustable-rate	53	64

Total mortgage-backed securities	$6,784	$11,947

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at December 31, 2009 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at December 31, 2009 Which Mature in
	One	Weighted	After One	Weighted	After Five	Weighted		Weighted
	Year or	Average	to Five	Average	to Ten	Average	Over 10	Average
	Less	Yield	Years	Yield	Years	Yield	Years	Yield
	(Dollars in thousands)

Fixed-rate	$418	4.04%	$3,260	4.09%	$2,739	4.10%	$314	5.70%
Adjustable-rate	—	—	—	—	—	—	53	3.66%

Total mortgage-backed securities	$418	4.04%	$3,260	4.09%	$2,739	4.10%	$367	5.41%

Sources of Funds
General. Deposits are the primary source of Hibernia Homestead Bank’s funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and maturities of investments are other sources of funds. Loan and investment repayments are a relatively stable sources of funds, while deposit inflows and outflows are significantly influenced by general interest rates and financial market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.
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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2009		2008
	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
0.50% - 1.00%	$397	0.93%	$—	—%
1.01% - 2.00%	14,720	34.52	1,315	3.05
2.01% - 3.00%	8,286	19.43	14,494	33.59
3.01% - 4.00%	984	2.31	1,478	3.43
4.01% - 5.00%	60	0.14	3,495	8.10
5.01% - 6.00%	—	—	—	—
6.01% or more	—	—	—	—

Total certificate accounts	24,447	57.33%	20,782	48.17%

Transaction accounts:
Savings	6,444	15.11%	14,955	34.66%
Checking:
Interest bearing	3,777	8.86	3,722	8.63
Non-interest bearing	2,404	5.64	558	1.29
Money market	5,568	13.06	3,126	7.25

Total transaction accounts	18,193	42.67	22,361	51.83

Total deposits	$42,640	100.00%	$43,143	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
	(Dollars in thousands)
Savings accounts	$7,118	$52	0.74%	$7,241	$86	1.19%
Checking	3,853	15	0.39	3,451	30	0.86
Money market	3,422	35	1.02	1,917	21	1.10
Certificates of deposit	20,812	479	2.30	22,023	827	3.76

Total interest-bearing deposits	$35,205	$581	1.65%	$34,632	$964	2.78%

The following table shows our deposit flows during the periods indicated.

	Year Ended December 31,
	2009	2008
	(In thousands)
Total deposits	$48,473	$40,300
Total withdrawals	(49,439)	(32,637)
Interest credited	463	788

Total increase (decrease) in deposits	$(503)	$8,451

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2009.

	Balance at December 31, 2009
	Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2010	2011	2012	Thereafter	Total
	(In thousands)
Less than 1.00%	$397	$—	$—	$—	$397
1.01% - 2.00%	13,977	743	—	—	14,720
2.01% - 3.00%	1,955	5,499	568	264	8,286
3.01% - 4.00%	264	—	—	720	984
4.01% - 5.00%	60	—	—	—	60

Total certificate accounts	$16,653	$6,242	$568	$984	$24,447

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2009, by time remaining to maturity.

		Weighted Average
Quarter Ending:	Amount	Rate
	(Dollars in thousands)
March 31, 2010	$1,298	1.32%
June 30, 2010	307	1.53
September 30, 2010	1,181	1.87
December 31, 2010	1,001	1.91
After December 31, 2010	3,325	2.44

Total certificates of deposit with balances of $100,000 or more	$7,112	2.03%

As of December 31, 2009, the Bank participated in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members. The Company may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed $6.0 million, or 10% of the Bank’s total assets. Such deposits are generally considered a form of brokered deposits. As of December 31, 2009, the Bank held no reciprocal deposits or One-Way Buy deposits in the CDARS program.
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
As of December 31, 2009, Hibernia Homestead Bank was permitted to borrow up to an aggregate total of $3.3 million from the Federal Home Loan Bank of Dallas. Hibernia did not have any Federal Home Loan Bank advances outstanding at December 31, 2009. Additionally, at December 31, 2009, Hibernia was a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Bank Federal Funds in an amount not to exceed $5.0 million. There were no amounts purchased under this agreement as of December 31, 2009.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2009	2008
	(Dollars in thousands)
FHLB Advances and Federal Funds Purchased:
Average balance outstanding	$15	$290
Maximum amount outstanding at any month-end during the period	—	1,300
Balance outstanding at end of period	—	—
Average interest rate during the period	0.38%	2.52%
Weighted average interest rate at end of period	—%	—%
We had no short-term borrowings (maturities of one year or less) at December 31, 2008 or 2009.
Subsidiaries
At December 31, 2009, Hibernia Homestead Bancorp had one subsidiary, Hibernia Homestead Bank.
Employees
Hibernia Homestead Bank had 19 full-time employees and no part-time employees at December 31, 2009. None of these employees are represented by a collective bargaining agreement, and Hibernia Homestead Bank believes that it enjoys good relations with its personnel.
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
The Federal Deposit Insurance Corporation increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2013. In addition, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through June 30, 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We do not expect that the assessment surcharge will have a material impact on our results of operations.
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
In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.
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
On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The FDIC collected the special assessment on September 30, 2009. Based on our assets and Tier 1 capital at June 30, 2009, the impact of the special assessment was $19,000, which was expensed in the second quarter of fiscal 2009.
On November 12, 2009, the FDIC approved a requirement for insured deposit institutions to prepay 13 quarters of estimated insurance assessments. Prepayment of the assessment was included with the December 30, 2009 invoice and totaled approximately $153,000. Unlike a special assessment, this prepayment will not immediately affect bank earnings. Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.
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
At December 31, 2009, Hibernia Homestead Bank’s capital ratios exceeded each of its capital requirements. See Note 14 to the notes to our consolidated financial statements included elsewhere herein.
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
Loans-to-One Borrower Limitations. The Louisiana Savings Bank Act of 1990 imposes limitations on the aggregate amount of loans that a Louisiana chartered savings bank can make to any one borrower. The permissible amount of loans-to-one borrower, on a secured and unsecured basis, may not exceed 25% of a savings bank’s total net worth. In addition, a savings bank may make loans in an amount equal to an additional 10% of a savings bank’s net worth if the loans are 100% secured by readily marketable collateral. A savings bank’s net worth shall be calculated based on its last quarterly call report and consists of (i) outstanding and unimpaired common stock; (ii) outstanding and unimpaired perpetual preferred stock; (iii) unimpaired capital surplus, undivided profits, capital reserves, minus intangible assets; (iv) purchased mortgage servicing rights; and (v) mandatory convertible debt up to 20% of categories (i) through (iv). Readily marketable collateral consists of financial instruments or bullion, which are salable under ordinary circumstances with reasonable promptness at fair market value on an auction or a similarly available daily bid and ask price market. At December 31, 2009, our limit on loans-to-one borrower was approximately $4.6 million. At December 31, 2009, Hibernia Homestead Bank’s five largest loans or groups of loans-to-one borrower ranged from $1.1 to $1.8 million. All of the Bank’s five largest loans were performing in accordance with their terms.
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
Regulation of Hibernia Homestead Bancorp
General. Hibernia Homestead Bancorp is subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended, because Hibernia Homestead Bank made an election under Section 10(l) of the Home Owners’ Loan Act to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act. As a result, Hibernia Homestead Bancorp registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. Hibernia Homestead Bancorp is also required to file certain reports with, and otherwise comply with the rules and regulations of, Louisiana Office of Financial Institutions and the Securities and Exchange Commission. As a subsidiary of a savings and loan holding company, Hibernia Homestead Bank is subject to certain restrictions in its dealings with Hibernia Homestead Bancorp and affiliates thereof, including the Office of Thrift Supervision’s qualified thrift lender requirement, dividend restrictions and transactions with affiliates regulations.
Restrictions Applicable to Hibernia Homestead Bancorp. Because Hibernia Homestead Bancorp operates as a non-grandfathered savings and loan holding company, it is permitted to engage only in the following activities:
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
If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments. As of December 31, 2009, Hibernia Homestead Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.
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
In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. As an insured state chartered savings bank, Hibernia Homestead Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2009, was in compliance with the above restrictions.
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
Federal Securities Laws. Hibernia Homestead Bancorp’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act. Hibernia Homestead Bancorp is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the Securities and Exchange Commission include:
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

TAXATION
Federal Taxation
General. Hibernia Homestead Bancorp and Hibernia Homestead Bank are subject to federal income tax provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations with some exceptions listed below. For federal income tax purposes, Hibernia Homestead Bancorp files a consolidated federal income tax return with its wholly owned subsidiaries on a fiscal year basis. The applicable federal income tax expense or benefit is properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis.
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
Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter. At December 31, 2009, Hibernia Homestead Bank did not have federal pre-1988 reserves subject to recapture.
Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Hibernia Homestead Bank has not been subject to the AMT nor does it have any such amounts available as credits for carryover.
Net Operating Loss Carryovers. Under the Internal Revenue Code, Hibernia Homestead Bank may elect to carry back net operating losses for a period of up to five years and then forward to twenty years following the loss years to offset taxable income in those years, except that a net operating loss carried back five years may offset no more than 50 percent of a taxpayer’s taxable income in the fifth preceding year. The operating loss carryback procedures apply if Hibernia Homestead Bank incurred a net operating loss for a taxable year ending after December 31, 2007, and beginning before January 1, 2010. At December 31, 2009, Hibernia Homestead Bank had $1.6 million net operating loss carry forwards for federal income tax purposes and none available to carryback.
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
Item 1A. Risk Factors.
Not applicable.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We currently conduct business from our main office and two full-service banking offices. The following table sets forth the net book value of the land, building and certain other information with respect to the our offices at December 31, 2009.

		Net Book
		Value of	Amount of
Description/Address	Leased/Owned	Property	Deposits
		(In thousands)
Main Office:
325 Carondelet Street New Orleans, Louisiana 70130	Owned	$3,016	$14,840

Branch Offices:
700 S. Carrollton Avenue New Orleans, Louisiana 70118	Owned	398	7,799

933 Metairie Road Metairie, Louisiana 70005	Owned	1,423	20,001

Total		$4,837	$42,640

Item 3. Legal Proceedings.
We are not presently involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Hibernia Homestead Bank.
Item 4. (Removed and Reserved).

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Hibernia Homestead Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “HIBE”. The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock and commenced trading on January 28, 2009. As of December 31, 2009, there were 1,113,334 shares of common stock outstanding, held by approximately 130 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.
Presented below is the high and low bid information for Hibernia Homestead Bancorp’s common stock for the quarters ended March 31, 2009 through December 31, 2009. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Information relating to bid quotations has been obtained from the Nasdaq Stock Market, Inc. The Company has not declared or paid cash dividends.

Fiscal 2009
Quarter Ended:	High Bid	Low Bid
December 31, 2009	$13.75	$13.75
September 30, 2009	13.90	13.90
June 30, 2009	14.00	10.31
March 31, 2009	10.50	10.50
(b) Not applicable.
(c) Purchases of Equity Securities. The following table represents the purchasing activity of the Recognition and Retention Plan Trust during the year 2009:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
October 1, 2009 - October 31, 2009	—	$—	—	44,533
November 1, 2009 - November 30, 2009	—	—	—	44,533
December 1, 2009 - December 31, 2009	—	—	—	44,533

Total	—	$—	—	44,533

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
(b)    On July 30, 2009, the shareholders of Hibernia approved the adoption of the 2009 Recognition and Retention Plan and Trust Agreement.

Item 6. Selected Financial Data.
Set forth below is selected summary historical financial and other data of Hibernia Homestead Bancorp, Inc. We have prepared this information using the financial statements of Hibernia Homestead Bancorp and its subsidiary, Hibernia Homestead Bank for the two years ended December 31, 2009. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At December 31,
(Dollars in thousands, except per share amounts)	2009	2008
Selected Financial and Other Data:
Total assets	$66,503	$58,216
Cash and cash equivalents	6,233	6,870
Investment securities, available for sale	8,293	11,947
Loans receivable, net	44,987	32,273
Deposits	42,640	43,143
FHLB advances	—	—
Equity capital	23,396	14,174
Banking offices	3	3

	At or For the
	Year Ended December 31,
	2009	2008
Selected Operating Data:
Total interest income	$2,541	$2,398
Total interest expense	581	971

Net interest income	1,960	1,427
Provision for loan losses	78	—

Net interest income after provision for loan losses	1,882	1,427
Total non-interest income	233	127
Total non-interest expense	2,605	2,262

Loss before income tax benefit	(490)	(708)
Income tax benefit	(166)	(242)

Net loss	$(324)	$(466)

Selected Operating Ratios:(1)
Average yield on interest-earning assets	4.92%	5.52%
Average rate on interest-bearing liabilities	1.65	2.78
Average interest rate spread(2)	3.27	2.74
Net interest margin(2)	3.79	3.28
Average interest-earning assets to average interest-bearing liabilities	146.69	124.39
Net interest income after provision for loan losses to non-interest expense	72.26	63.09
Total non-interest expense to average assets	4.40	4.49
Efficiency ratio(3)	118.77	145.56
Return on average assets	(0.55)	(0.93)
Return on average equity	(1.41)	(3.29)
Average equity to average assets	38.71%	28.15%

Asset Quality Ratios:(4)
Non-performing loans as a percent of total loans receivable	0.70%	0.46%
Non-performing assets as a percent of total assets	0.47	0.26
Non-performing assets and troubled debt restructurings as a percent of total assets	0.47	0.26
Allowance for loan losses as a percent of non-performing loans	104.76	182.00
Net charge-offs to average loans receivable	0.06	—

Capital Ratios:(5)
Tier 1 leverage ratio	29.37%	26.83%
Tier 1 risk-based capital ratio	50.41%	47.98%
Total risk-based capital ratio	51.31%	48.93%
(Footnotes on following page)

(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.

(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Non-performing loans consist of non-accruing loans and accruing loans 90 days or more past due. Non-performing assets include non-performing loans and real estate owned. Hibernia Homestead Bank did not have any real estate owned as of the dates indicated. Real estate owned would consist of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(5)	Capital ratios are end of period ratios.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Hibernia Homestead Bancorp’s profitability depends primarily on net interest income, which is the difference between interest income earned on interest-earning assets, principally loans, and interest expense paid on interest-bearing liabilities, principally deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Hibernia’s profitability also depends, to a lesser extent, on interest earned on its investment portfolio, interest-earning deposits in other institutions, non-interest income, borrowings from the Federal Home Loan Bank of Dallas, provision for loan losses, non-interest expenses and federal income taxes. For the year ended December 31, 2009, Hibernia Homestead Bancorp had a net loss of $324,000 compared to a net loss of $466,000 for the year ended December 31, 2008. Our net loss in recent periods has been impacted by high non-interest expense primarily as a result of the implementation of our business strategy to become a full-service bank by hiring two senior officers, establishing online banking and debit cards, joining an ATM network in our market area and additional marketing expense.
Historically, the Bank has operated as a traditional thrift relying almost exclusively on long-term, fixed rate single-family residential mortgage loans to generate interest income. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction, commercial and industrial and consumer loans. Our loans are primarily funded by certificates of deposit, which typically have a higher interest rate than savings accounts. At December 31, 2009, certificates of deposit amounted to 57.3% of total deposits compared to 48.2% of total deposits at December 31, 2008. The decrease in certificate of deposit interest rates has resulted in higher interest rate spreads in fiscal 2009 compared to fiscal 2008. Although we will continue to attempt to diversify into other deposit products in order to further improve our net interest margin, we anticipate that certificates of deposit will continue to be a primary source of funding for our assets in the near term.
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
Business Strategy
Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Below are certain of the highlights of our business strategy:
•	Growing Our Loan Portfolio by Adding Commercial Real Estate and Commercial and Industrial Loans. We plan to originate additional commercial real estate loans secured by owner-occupied commercial real estate and investment real estate with strong guarantor support and to develop full service banking relationships with small- and medium-sized businesses in our local market area. We also plan to originate commercial and industrial loans and lines of credit to established businesses. As a local community bank with a senior management team that has significant commercial banking experience in the New Orleans metropolitan area, Hibernia Homestead Bank is positioned to meet the commercial banking needs of local businesses. Hibernia’s ability to provide small- and medium-sized commercial banking customers with local decision-making and personal service will be a core marketing focus in competing for commercial loans and deposits. The Board’s and senior management’s ties to the local business community and previous commercial banking relationships will also support implementation of the commercial banking strategy. We will continue to pursue residential lending which we expect will also be a potential source of core deposit growth, as we will emphasize developing a full service banking relationship with all of our loan customers.

•	Growing our Retail Core Deposits. We plan to grow our retail deposits by emphasizing transactional deposit accounts. Growth of retail core deposits will be pursued through offering products and services that meet the full service banking needs of all age groups and developing more of a sales culture in the branches. The ability to attract and retain core deposits should also continue to be enhanced by our recent affiliation with Community Cash network in 2008. As part of the Community Cash network, customers of Hibernia Homestead Bank have access to over 150 ATMs in the area with no service fee. To further enhance deposit services Hibernia introduced a new online banking system in 2009 and will convert to a much improved core data processing system in April 2010.
•	Maintaining High Asset Quality. Even with the lingering effects of Hurricane Katrina from 2005, we continue to maintain exceptional levels of asset quality. At December 31, 2009, we had three non-performing loans totaling $315,000, or 0.7% of our total loan portfolio. We attribute our high asset quality to our prudent and conservative underwriting practices, and we intend to maintain high asset quality even as we increase Hibernia Homestead Bank’s loan portfolio.
•	Continuing to Provide Exceptional Customer Service. As a community oriented savings bank, we take pride in providing exceptional customer service as a means to attract and retain customers. The personalized service we deliver to our customers distinguishes us from the large regional and national banks operating in our market area. Our management team has strong ties to, and deep roots in, the community. We believe that we know our customers’ banking needs and can respond quickly to address them.
Critical Accounting Policies
In reviewing and understanding financial information for Hibernia Homestead Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our financial statements. The accounting and financial reporting policies of Hibernia Homestead Bancorp, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.
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
Comparison of Financial Condition at December 31, 2009 and December 31, 2008
Hibernia Homestead Bancorp’s total assets increased $8.3 million, or 14.2% to $66.5 million at December 31, 2009 compared to $58.2 million at December 31, 2008. This increase was primarily due to an increase of $12.7 million in net loans receivable, which was partially offset by a decrease of $3.7 million in investment securities available for sale and a decrease of $825,000 in federal funds sold.
Loans receivable, net, increased $12.7 million, or 39.4%, to $45.0 million at December 31, 2009 compared to $32.3 million at December 31, 2008. The increase in loans receivable, net was due primarily to increases in commercial loans secured by real estate of $8.4 million and one-to four-family residential loans of $5.8 million. During 2009, our total loan originations and participations purchased amounted to approximately $23.0 million and loan principal repayments were approximately $10.0 million.
Investment securities available for sale decreased $3.7 million, or 30.6%, to $8.3 million at December 31, 2009 from $11.9 million at December 31, 2008. The decrease in investment securities was primarily due to maturities, redemptions and sales of securities available-for-sale of $6.3 million received during the period, partially offset by purchases of securities available-for-sale of $2.5 million.
Cash and cash equivalents decreased to $6.2 million at December 31, 2009 compared to $6.9 million at December 31, 2008 primarily due to the funding of new loans and investment of excess liquidity in certificates of deposit.
Total liabilities decreased $900,000, or 2.1%, to $43.1 million at December 31, 2009 compared to $44.0 million at December 31, 2008, due primarily to a decrease in deposits of $503,000 and a decrease of $403,000 in accounts payable and other liabilities. Savings deposits as of December 31, 2008 included $9.3 million in deposits being held in escrow for stock subscriptions in connection with Hibernia’s initial public offering. The decrease in Hibernia’s total deposits was a result of the decrease in savings accounts in conjunction with the completion of our mutual to stock conversion and initial public offering in January, 2009, partially offset by increases in other types of deposits including certificates of deposit, money market accounts and non-interest bearing checking accounts. The average balance of deposits was $35.8 million for the year ended December 31, 2009 as compared to $35.3 million for the prior year. The Bank had no Federal Home Loan Bank advances at December 31, 2009, or December 31, 2008, as we continued our strategy in recent periods of managing interest rate risk by paying down higher cost borrowings.
The decrease of $8.5 million in savings deposits was partially offset by increases of $3.7 million, or 17.6%, in certificates of deposit, $2.4 million, or 78.1%, in money market accounts and $1.8 million, or 330.8%, in non-interest bearing checking accounts. Management attributes the increase in certificates of deposits during fiscal 2009 to our strategy to attract longer term deposits by offering new certificate products with terms of three to five years and competing more aggressively for certificates with terms of one to two years.

Our stockholders’ equity amounted to $23.4 million at December 31, 2009 compared to $14.2 million at December 31, 2008, an increase of $9.2 million, or 65.1%. The increase in stockholders’ equity was the result of $10.4 million in net proceeds from the issuance of common stock in January 2009 and a $25,000 increase in accumulated other comprehensive income partially offset by the $324,000 net loss and $855,000 in unreleased stock allocated to the employee stock ownership plan.
Comparison of Operating Results for the Years Ended December 31, 2009 and 2008
General. For the year ended December 31, 2009, Hibernia Homestead Bancorp had a net loss of $324,000 compared to a net loss of $466,000 for the year ended December 31, 2008. Our results for fiscal 2009 reflect, in part, an $83,000 gain on the sale of available-for-sale securities, a $39,000 gain on the sale of foreclosed property and an increase in our net interest margin for the year ended December 31, 2009. In addition, our non-interest expenses increased $343,000, or 15.2%, over the prior year period. Our net interest margin increased by 51 basis points to 3.79% for the year ended December 31, 2009 compared to 3.28% for the year ended December 31, 2008, while our average interest rate spread improved to 3.27% for the year ended December 31, 2009, compared to 2.74% for the year ended December 31, 2008. During the year ended December 31, 2009, the average rate paid on certificates of deposit decreased 146 basis points from 3.76% for the year ended December 31, 2008, to 2.30% for the year ended December 31, 2009.
Net Interest Income. Net interest income amounted to $1.9 million for the year ended December 31, 2009 compared to $1.4 million for the year ended December 31, 2008. The $533,000, or 37.4%, increase was primarily due to a decrease in interest expense on deposits and an increase in interest income on loans.
The average interest rate spread increased from 2.74% for the year ended December 31, 2008 to 3.27% for the year ended December 31, 2009 while average net interest-earning assets increased from $8.5 million to $16.4 million during the same respective periods. Average interest-earning assets to average interest-bearing liabilities increased from 124.39% for the year ended December 31, 2008 to 146.69% for the year ended December 31, 2009. The increase in the average interest rate spread reflects the decrease in average rate paid on interest-bearing liabilities from 2.78% in fiscal 2008 to 1.65% in fiscal 2009, primarily as a result of the decrease in average rate on certificate of deposit accounts. Net interest margin increased 51 basis points from 3.28% to 3.79% at December 31, 2008 and 2009, respectively, primarily due to a decrease of 113 basis points in the average rate paid on interest-bearing liabilities and an increase in average interest-earning assets for the year ended December 31, 2009 compared to 2008.
Interest Income. Hibernia’s total interest income was $2.5 million for the year ended December 31, 2009, compared to $2.4 million for the year ended December 31, 2008, a $143,000 or 6.0% increase. The increase in interest income in the year ended December 31, 2009, compared to the year ended December 31, 2008, was due primarily to increases in average interest-earning assets, partially offset by decreases in the average yields on loans and investments. The average yield on our interest-earning assets was 4.92% for the year ended December 31, 2009, compared to 5.52% for 2008. Average interest-earning assets were $51.7 million for the year ended December 31, 2009, compared to $43.4 million for 2008.
Interest Expense. Hibernia’s total interest expense was $581,000 for the year ended December 31, 2009, compared to $971,000 for the year ended December 31, 2008, a decrease of $390,000, or 40.2%. The decrease in interest expense for the year ended December 31, 2009 was primarily due to lower average rates of interest paid on our certificates of deposit in fiscal 2009 combined with decreases in the average balances of certificates of deposit. Our average rate paid on interest-bearing liabilities was 1.65% for the year ended December 31, 2009, compared to 2.78% for the year ended December 31, 2008.
Non-Interest Income. Hibernia’s non-interest income consists of rental income, net of related expenses, fees and service charges, and realized gains and losses on investments.

Hibernia’s total non-interest income amounted to $233,000 for the year ended December 31, 2009, compared to $127,000 for the year ended December 31, 2008, a $106,000 or 83.5%, increase. The increase in non-interest income was primarily due to an $83,000 realized gain on the sale of available-for-sale securities which was sold to fund loan originations and a $39,000 gain on the sale of foreclosed property.
Non-Interest Expense. Hibernia’s total non-interest expense increased by $343,000, or 15.2%, to $2.6 million for the year ended December 31, 2009, compared to $2.3 million for the year ended December 31, 2008. The primary reasons for the increase in non-interest expense for the year ended December 31, 2009 were increased salaries and employee benefits expense including ESOP compensation expense, additional legal and audit professional fees incurred in connection with public company reporting requirements following the conversion of Hibernia Homestead Bank from a mutual savings bank to a stock savings bank effective in January 2009, and higher data processing, regulatory assessments. Non-interest expense for the year ended December 31, 2009, included a mandatory $19,000 special deposit insurance assessment paid to the Federal Deposit Insurance Corporation which was assessed in the quarter ended June 30, 2009, and was applicable for all insured depository institutions.
Income Tax Benefit. The income tax benefit amounted to $166,000 and $242,000 for the fiscal years ended December 31, 2009 and 2008, respectively.
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

	Year Ended December 31,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$36,459	$2,097	5.75%	$29,758	$1,819	6.11%
Investment securities	11,387	428	3.76	13,162	570	4.33
Other interest-earning assets	3,817	16	0.41	520	9	1.70

Total interest-earning assets	51,663	2,541	4.92%	43,440	2,398	5.52%

Non-interest-earning assets	7,514			6,930

Total assets	$59,177			$50,370

Interest-bearing liabilities:
Savings, interest-bearing checking and money market accounts	$14,393	102	0.71%	$12,609	137	1.08%
Certificates of deposit	20,812	479	2.30	22,023	827	3.76

Total interest bearing deposits	35,205	581	1.65	34,632	964	2.78
FHLB advances	15	—	—	290	7	2.52

Total interest-bearing liabilities	35,220	581	1.65%	34,922	971	2.78%

Non-interest-bearing liabilities	1,048			1,267

Total liabilities	36,268			36,189
Equity	22,909			14,181

Total liabilities and equity	$59,177			$50,370

Net interest-earning assets	$16,443			$8,518

Net interest income; average interest rate spread		$1,960	3.27%		$1,427	2.74%

Net interest margin(2)			3.79%			3.28%

Average interest-earning assets to average interest-bearing liabilities			146.69%			124.39%

(1)	Includes non-accrual loans for the year ended December 31, 2009. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2009 compared to 2008			2008 compared to 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Loans receivable	$(132)	$410	$278	$3	$47	$50
Investment securities	(65)	(77)	(142)	(13)	(155)	(168)
Other interest-earning assets	(49)	56	7	(16)	—	(16)

Total interest income	(246)	389	143	(26)	(108)	(134)

Interest expense:
Savings, NOW and money market accounts	(54)	19	(35)	3	—	3
Certificates of deposit	(302)	(46)	(348)	(205)	(63)	(268)

Total deposits	(356)	(27)	(383)	(202)	(63)	(265)
FHLB advances	—	(7)	(7)	(8)	(14)	(22)

Total interest expense	(356)	(34)	(390)	(210)	(77)	(287)

Increase (decrease) in net Interest income	$110	$423	$533	$184	$(31)	$153

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
Hibernia’s nonperforming assets, defined as non-accrual loans, accruing loans past due 90 days or more and foreclosed property, totaled $315,000, or 0.47%, of total assets at December 31, 2009, compared to $150,000, or 0.26%, of total assets at December 31, 2008. The non-performing loans totaling $315,000 at December 31, 2009, consist of three loans secured by first mortgages on one-to-four family residential real estate. Management believes that the allowance for loan and lease losses is sufficient to cover any losses that may be incurred on these loans. There was no foreclosed property at December 31, 2009 or 2008.

Loan loss provisions of $78,000 were made to the allowance during the year ended December 31, 2009, compared to none for the year ended December 31, 2008. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable.
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
Exposure to Changes in Interest Rates
Hibernia Homestead Bank’s ability to maintain net interest income depends upon its ability to earn a higher yield on assets than the rates it pays on deposits and borrowings. Hibernia’s interest-earning assets consist primarily of residential mortgage loans which have fixed rates of interest and terms up to 30 years, commercial real estate loans which have fixed or variable rates of interest and terms up to 15 years, and investment securities with mostly fixed rates of interest and contractual maturities primarily of one to ten years. Hibernia Homestead Bank’s interest-bearing liabilities primarily consist of higher rate certificates of deposit rather than other types of deposit products. Consequently, the Bank’s ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise. At December 31, 2009 and 2008, certificates of deposit amounted to $24.5 million and $20.8 million, respectively, or 36.8% and 35.7%, respectively, of total assets at such dates.
Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our one-year cumulative gap was a negative 1% at December 31, 2009. We have become more liability sensitive in 2009 mainly as a result of increases in our short-term repricing deposits, primarily short-term certificates of deposit. Partially for this reason, we continue to remain focused on maintaining and growing our base of core deposits, which are less interest-rate sensitive. Part of the reason that we began originating commercial loans, which generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, was to increase the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we feel that we better position ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.
The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2009, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to be 6%. The weighted average annual prepayment rate for mortgage-backed securities is assumed to be 13%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 5% in three months or less and 95% in more than one year to three years. See “Business of Hibernia Homestead Bank - Hibernia Homestead Bank’s Lending Activities,” “- Investment Activities” and “- Sources of Funds.”

		More than	More than	More than	More
	3 Months	3 Months	1 Year	3 Years	than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
		(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2)	$2,263	$5,998	$11,179	$8,125	$17,700	$45,265
Investment securities and stock	2,094	2,112	2,918	467	1,083	8,674
Other interest-earning assets	5,641	—	—	—	—	5,641

Total interest-earning assets	$9,998	$8,110	$14,097	$8,592	$18,783	$59,580

Interest-bearing liabilities:
Savings accounts	$1,059	$—	$5,385	$—	$—	$6,444
Checking accounts	435	—	3,342	—	—	3,777
Money market accounts	557	—	5,011	—	—	5,568
Certificate accounts	6,217	10,598	6,680	952	—	24,447
FHLB advances	—	—	—	—	—	—

Total interest-bearing liabilities	$8,268	$10,598	$20,418	$952	$—	$40,236

Interest-earning assets less interest-bearing liabilities	$1,730	$(2,488)	$(6,321)	$7,640	$18,783

Cumulative interest-rate sensitivity gap(3)	$1,730	$(758)	$(7,079)	$561	$19,344

Cumulative interest-rate gap as a percentage of total assets at December 31, 2009	3%	(1)%	(12)%	1%	33%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2009	121%	96%	82%	101%	148%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses and undisbursed loan funds.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.
Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2009 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points	Net Portfolio Value			NPV as % of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$13,721	$(5,533)	(28.74)%	23.68%	(569	) bp
200	16,179	(3,075)	(15.97)%	26.48%	(289	) bp
100	18,087	(1,167)	(6.06)%	28.39%	(98	) bp
Static	19,254	—	—%	29.37%	—	bp
(100)	20,654	1,400	7.27%	30.63%	126	bp
(200)	22,514	3,260	16.93%	32.46%	309	bp
(300)	24,038	4,784	24.85%	33.91%	454	bp

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2009.

Change in Interest Rates in Basis Points
(Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
300bp	$2,596	$(42)	(1.59)%
200	2,628	(10)	(0.39)%
100	2,640	2	0.07%
Static	2,638	—	—%
(100)	2,629	(9)	(0.35)%
(200)	2,602	(36)	(1.35)%
(300)	2,558	(80)	(3.03)%
The above table indicates that as of December 31, 2009, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2010 would be expected to decrease by $42,000, or 1.59%, to $2.6 million.
Qualitative Analysis. Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Hibernia Homestead Bank’s fixed-rate loans generally are profitable if interest rates are stable or declining since these loans have yields that exceed its cost of funds. If interest rates increase, however, the Bank would have to pay more on its deposits and new borrowings, which would adversely affect its interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, Hibernia Homestead Bank intends to originate more variable rate loans and increase core deposits. Hibernia Homestead Bank also intends to place a greater emphasis on shorter-term consumer loans, including home equity loans, and commercial and industrial loans.
Liquidity and Capital Resources
Hibernia maintains levels of liquid assets deemed adequate by management. Hibernia adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Hibernia also adjusts liquidity as appropriate to meet asset and liability management objectives.
Hibernia’s primary sources of funds are deposits, amortization and prepayment of loans and investments, and to a lesser extent, rental income and funds provided from operations. While scheduled principal repayments on loans and investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Hibernia sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Hibernia invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Hibernia’s cash and cash equivalents amounted to $6.2 million at December 31, 2009.
Hibernia’s primary sources of cash are principal repayments on loans and investments and increases in deposit accounts. If Hibernia requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At December 31, 2009, Hibernia did not have any advances from the Federal Home Loan Bank of Dallas and had $3.3 million in borrowing capacity. Additionally, at December 31, 2009, Hibernia was a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Bank Federal Funds in an amount not to exceed $5.0 million. As of December 31, 2009, Hibernia Homestead Bank had no federal funds purchased from First National Banker’s Bank. As of December 31, 2009, the Bank participated in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members. The Company may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed $6.0 million, or 10% of the Bank’s total assets. Such deposits are generally considered a form of brokered deposits. As of December 31, 2009, the Bank held no reciprocal deposits or One-Way Buy deposits in the CDARS program.

At December 31, 2009, Hibernia had outstanding loan commitments of $8.5 million to originate loans. At December 31, 2009, certificates of deposit scheduled to mature in less than one year totaled $16.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. Hibernia Homestead Bank intends to utilize its liquidity to fund its lending activities.
Contractual Cash Obligations. The following tables summarize our contractual cash obligations at December 31, 2009.

	Total at	Payments Due By Period
	December 31,	To	1-3	4-5	After 5
	2009	1 Year	Years	Years	Years
	(In thousands)
Certificates of deposit	$24,447	$16,653	$6,810	$984	$—
FHLB advances	—	—	—	—	—

Total contractual obligations	$24,447	$16,653	$6,810	$984	$—

Hibernia Homestead Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At December 31, 2009, Hibernia Homestead Bank exceeded each of its capital requirements with ratios of 29.4%, 50.4% and 51.3%, respectively.
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
Commitments. The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2009.

	Total
	Amounts
	Committed at	Amount of Commitment Expiration - Per Period
	December 31,	To	1-3	4-5	After 5
	2009	1 Year	Years	Years	Years
	(In thousands)
Lines of credit	$521	$521	$—	$—	$—
Undisbursed portion of loans in process	709	709	—	—	—
Commitments to originate loans	8,519	8,519	—	—	—

Total commitments	$9,749	$9,749	$—	$—	$—

Impact of Inflation and Changing Prices
The consolidated financial statements and related financial data presented herein regarding Hibernia Homestead Bancorp have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Hibernia Homestead Bancorp’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Hibernia Homestead Bancorp’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Recent Accounting Pronouncements
In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.
On January 1, 2009, the Company adopted new guidance that related to accounting for noncontrolling interests in consolidated financial statements. The new accounting guidance states for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations. Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value. The adoption of this guidance had no impact on the Company.
In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Since the Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the adoption of this guidance had no impact on the Company.
In May 2009, FASB issued new guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth:
•	the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;
•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
The Company has adopted the new guidance that was effective for financial statements issued for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company.
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
In March 2008, FASB ASC Topic No. 815 “Derivative and Hedging” (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was issued. Topic 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of Topic 815 will have a material impact on its consolidated financial statements.
In May 2008, FASB ASC Topic 105 “Generally Accepted Accounting Principles” (formerly SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles) was issued. This Topic identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is effective November 15, 2008, and is not expected to result in changes to current practices nor have a material effect on the Company.

In September 2008 FASB ASC Topic No. 815 “Derivatives and Hedging” (which includes former FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Financial Guarantees) was issued. This Topic requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. Topic 815 is effective for interim and annual periods ending after November 15, 2008. This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.
In February 2008, FASB ASC Topic No. 860 “Transfers and Servicing” (which includes former FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions) was issued, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The Topic presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under Topic 860. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under Topic 860. The Topic is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The pronouncement did not have a material impact on the Company’s consolidated financial statements.
In April 2008, FASB ASC Topic No. 350 “Intangibles — Goodwill and Other” (which includes former FSP 142-3) was issued which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under Topic 350. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions. The Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance must be applied prospectively only to intangible assets acquired after the Topic’s effective date. This pronouncement did not have a material impact on the Company’s financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To The Board of Directors
     Hibernia Homestead Bancorp, Inc.
New Orleans, Louisiana
We have audited the accompanying consolidated balance sheets of Hibernia Homestead Bancorp, Inc. and Subsidiary (the Company), as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibernia Homestead Bancorp, Inc., and Subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

A Professional Accounting Corporation
Metairie, LA
March 24, 2010

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$1,067	$879
Cash, Interest Bearing	16	16
Federal Funds Sold	5,150	5,975

Total Cash and Cash Equivalents	6,233	6,870

Certificates of Deposit	475	—
Investment Securities Available for Sale	8,293	11,947
Loans Receivable, Net	44,987	32,273
Accrued Interest Receivable	206	192
Investment in FHLB of Dallas Stock	171	171
Investment in FNBB Stock	210	210
Premises and Equipment, Net	5,127	5,346
Deferred Income Taxes	492	339
Prepaid Expenses and Other Assets	309	868

Total Assets	$66,503	$58,216

Liabilities and Equity
Liabilities
Deposits	$42,640	$43,143
Advance Payments by Borrowers for Taxes and Insurance	386	410
Accrued Interest Payable	2	7
Accounts Payable and Other Liabilities	79	482

Total Liabilities	43,107	44,042

Commitments and Contingencies	—	—

Equity
Preferred Stock, $.01 Par Value - 1,000,000 Shares Authorized; None Issued	—	—
Common Stock, $.01 Par Value - 9,000,000 Shares Authorized; 1,113,334 and None Issued and Outstanding at December 31, 2009 and 2008, Respectively	11	—
Additional Paid-In Capital	10,365	—
Unearned ESOP Stock	(855)	—
Accumulated Other Comprehensive Income	133	108
Retained Earnings	13,742	14,066

Total Equity	23,396	14,174

Total Liabilities and Equity	$66,503	$58,216

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
	(In Thousands, Except Per Share Data)
Interest Income
Loans Receivable
First Mortgage Loans	$1,940	$1,810
Commercial Loans	151	—
Consumer and Other Loans	6	9
Federal Funds Sold and Cash — Interest Bearing	16	9
Investment Securities	428	570

Total Interest Income	2,541	2,398

Interest Expense
Deposits	581	964
Borrowed Funds	—	7

Total Interest Expense	581	971

Net Interest Income	1,960	1,427

Provision for Loan Losses	78	—

Net Interest Income After Provision for Loan Losses	1,882	1,427

Non-Interest Income
Realized Gains and Losses on Investments	83	—
Gains and Losses on Sale of Foreclosed Assets	39	—
Other Income	24	40
Rental Income, Net of Related Expenses	87	87

Total Non-Interest Income	233	127

Non-Interest Expenses
Salaries and Employee Benefits	1,164	1,047
Occupancy Expenses	360	332
Data Processing	288	240
Advertising	137	136
Professional Fees	214	155
Insurance Expense	81	37
Supplies and Stationary	46	55
Telephone and Postage	57	61
Regulatory Assessments	78	34
Directors’ Fees	48	45
Other Operating Expenses	132	120

Total Non-Interest Expenses	2,605	2,262

Loss Before Income Tax Benefit	(490)	(708)

Income Tax Benefit	(166)	(242)

Net Loss	$(324)	$(466)

Loss per Share, Basic	$(0.29)	N/A

Loss per Share, Diluted	$(0.29)	N/A

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2009 and 2008

	2009	2008
	(In Thousands)

Net Loss	$(324)	$(466)

Other Comprehensive Income, Net of Tax
Unrealized Gain on Securities Available-for-Sale	25	332

Total Other Comprehensive Income	25	332

Total Comprehensive Loss	$(299)	$(134)

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2009 and 2008

				Accumulated
		Additional	Unearned	Other
	Common	Paid-in	ESOP	Comprehensive	Retained
	Stock	Capital	Stock	Income	Earnings	Total
	(In Thousands)

Balance — January 1, 2008	$—	$—	$—	$(224)	$14,532	$14,308

Net Loss	—	—	—	—	(466)	(466)

Other Comprehensive Income, Net of Applicable Deferred Taxes	—	—	—	332	—	332

Balance — December 31, 2008	—	—	—	108	14,066	14,174

Issuance of Common Stock	11	10,356	—	—	—	10,367

Shares Purchased for ESOP	—	—	(891)	—	—	(891)

ESOP Stock Released for Allocation	—	9	36	—	—	45

Net Loss	—	—	—	—	(324)	(324)

Other Comprehensive Income, Net of Applicable Deferred Taxes	—	—	—	25	—	25

Balance — December 31, 2009	$11	$10,365	$(855)	$133	$13,742	$23,396

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net Loss	$(324)	$(466)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Provision for Loan Losses	78	—
Foreclosed Assets Valuation Adjustment	10	—
Deferred Income Taxes	(165)	(238)
Depreciation and Amortization	275	258
Net Discount Accretion	(19)	(18)
Gain on Sale of Securities	(83)	—
Gain on Sale of Foreclosed Assets	(39)	—
Stock Dividend on FHLB of Dallas Stock	—	(5)
Non-Cash Compensation	45	—
(Increase) Decrease in:
Accrued Interest Receivable	(14)	(4)
Prepaid Expenses and Other Assets	559	(745)
Prepaid Income Taxes	—	90
(Decrease) Increase in:
Accrued Interest Payable	(5)	2
Accounts Payable and Other Liabilities	(403)	246

Net Cash Used in Operating Activities	(85)	(880)

Cash Flows from Investing Activities
Net Increase in Loans Receivable	(12,964)	(2,833)
Purchase of Certificates of Deposit	(1,055)	—
Purchase of Securities Available-for-Sale	(2,527)	—
Maturities and Redemptions of Certificates of Deposit	580	—
Maturities, Redemptions and Sales of Securities Available-for-Sale	6,320	3,580
Proceeds on Sale of Foreclosed Assets	247	—
Improvements to Foreclosed Assets	(46)	—
Purchase of Premises and Equipment	(56)	(1,006)

Net Cash Used in Investing Activities	(9,501)	(259)

Cash Flows from Financing Activities
Net (Decrease) Increase in Deposits	(503)	8,451
Repayments of Short-Term Borrowings from FHLB of Dallas	—	(600)
Net (Decrease) Increase in Advance Payments by Borrowers	(24)	75
Proceeds from Issuance of Common Stock	11,133	—
Cost of Issuance of Common Stock	(766)	—
Purchase of Stock for ESOP	(891)	—

Net Cash Provided by Financing Activities	8,949	7,926

Net (Decrease) Increase in Cash and Cash Equivalents	(637)	6,787

Cash and Cash Equivalents, Beginning of Year	6,870	83

Cash and Cash Equivalents, End of Year	$6,233	$6,870

Supplemental Schedule of Cash Flow Information
Cash Paid for Interest on Deposits	$586	$970

Cash Received for Income Taxes	$—	$(91)

Market Value Adjustment for Gain on Securities Available-for-Sale	$37	$507

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
On January 27, 2009, Hibernia Homestead Bank (the Bank) completed its conversion from a mutual to a stock form of organization as a subsidiary of Hibernia Homestead Bancorp, Inc. (the Holding Company), and the Holding Company completed an initial public offering in which it issued 1,113,334 shares of its common stock for a total of $11,133,340 in gross offering proceeds.
Hibernia Homestead Bank is a Louisiana-chartered and FDIC-insured savings bank and provides a variety of financial services primarily to individual customers through its three branches in New Orleans and Metairie, Louisiana. The Bank’s primary deposit products are checking accounts, money market accounts and interest bearing savings and certificates of deposit. Its primary lending products are residential mortgage loans and to a lesser extent, commercial loans secured by real estate. The Bank provides services to customers in the New Orleans, Metairie and surrounding areas.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Hibernia Homestead Bancorp, Inc. (the Company) and its wholly owned subsidiary, Hibernia Homestead Bank (the Bank). All significant intercompany balances and transactions between the Company and its wholly owned subsidiary have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
A majority of the Bank’s loan portfolio consists of single-family residential loans in the metropolitan New Orleans area. Residential mortgage loans and commercial loans secured by real estate and are expected to be repaid from the cash flows of the customers. Some of the activities that the economy of this region is dependent upon include the petrochemical industry, the port of New Orleans, healthcare and tourism. Significant declines in economic activities in these areas could affect the borrower’s ability to repay loans and cause a decline in value of assets securing the loan portfolio.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
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
Allowance for Loan Losses
The allowance for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is comprised of specific reserves, general reserves and an unallocated reserve.
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
General reserves are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and considers the possibility of improper risk rating and possible over or under allocation of specific reserves. It also considers the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. In addition, the unallocated reserve considers trends in delinquencies and non-accrual loans, concentrations, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Allowance for Loan Losses (Continued)
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
Impaired Loans
FASB ASC Topic 310 “Receivables” (which includes former Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures), requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. This valuation allowance is recorded in the allowance for loan losses on the balance sheet.
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
Loan Origination Fees, Commitment Fees and Related Costs
The Bank has adopted the provisions of FASB ASC Topic 310 “Receivables” (which includes former SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases). Accordingly, loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for any prepayments.
Securities
FASB ASC Topic 320 “Investments-Debt and Equity Securities (which includes former SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), requires the classification of securities into one of three categories: Trading, Available-for-Sale or Held-to-Maturity.
Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities not classified as held to maturity or trading are classified as available-for-sale.
Trading account securities are carried at market value. Gains and losses, both realized and unrealized, are reflected in earnings.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
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
Impaired Securities
Securities available-for-sale or held-to-maturity in which, after acquisition, the Company believes it will not be able to collect all amounts due according to its contractual terms are considered to be other-than-temporarily impaired.
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
Income Taxes
The Company recognizes income taxes in accordance with FASB ASC Topic 740 “Income Taxes” (formerly Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes). Topic 740 uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
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
Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest or penalties that would be payable to the taxing authorities upon examination. Interest and/or penalties associated with unrecognized tax benefits, if any, would be classified as additional income taxes in the statements of operations.
While the Bank is exempt from Louisiana Income tax, it is subject to the Louisiana Ad Valorem Tax, commonly referred to as the Louisiana Share Tax, which is based on stockholders’ equity and net income.
Comprehensive Income
The Bank reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income” (formerly Statement of Financial Standards (SFAS) No. 130, Reporting Comprehensive Income). Topic 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of members’ equity and comprehensive income. Topic 220 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.
Statement of Cash Flows
The statement of cash flows was prepared in accordance with the provisions of FASB ASC Topic 230 “Statement of Cash Flows” (formerly Statement of Financial Accounting Standards (SFAS) No. 104, Statement of Cash Flows — Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions). This Topic permits certain financial institutions to report, in a statement of cash flows, net receipts and payments for deposits placed, time deposits accepted and repaid and loans made and collected. Additionally, in accordance with accounting principles generally accepted in the United States, interest credited directly to deposit accounts has been accounted for as operating cash payments.
Recent Accounting Pronouncements
In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards CodificationTM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.
Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
On January 1, 2009, the Company adopted new guidance that related to accounting for noncontrolling interests in consolidated financial statements. The new accounting guidance states for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations. Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value. The adoption of this guidance had no impact on the Company.
In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Since the Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the adoption of this guidance had no impact on the Company.
In May 2009, FASB issued new guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth:
•	the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;
•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
The Company has adopted the new guidance that was effective for financial statements issued for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
FASB ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1 Interim Disclosures about Fair Value of Financial Instruments, which also amended APB Opinion No. 28 Interim Financial Reporting) was issued in April 2009. This Topic requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Topic is effective for interim reporting periods ending after June 15, 2009. Adoption of this Topic did not have a monetary effect on the financial position and results of operations of the Company, but resulted in expanded disclosures.
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
In March 2008, FASB ASC Topic 815 “Derivative and Hedging” (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was issued. Topic 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of Topic 815 will have a material impact on its consolidated financial statements.
In May 2008, FASB ASC Topic 105 “Generally Accepted Accounting Principles” (formerly SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles) was issued. This Topic identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is effective November 15, 2008, and is not expected to result in changes to current practices nor have a material effect on the Company.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In September 2008 FASB ASC Topic 815 “Derivatives and Hedging” (which includes former FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Financial Guarantees) was issued. This Topic requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. Topic 815 is effective for interim and annual periods ending after November 15, 2008.
This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.
In February 2008, FASB ASC Topic 860 “Transfers and Servicing” (which includes former FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions) was issued, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The Topic presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under Topic 860. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under Topic 860. The Topic is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The pronouncement did not have a material impact on the Company’s consolidated financial statements.
In April 2008, FASB ASC Topic 350 “Intangibles — Goodwill and Other” (which includes former FSP 142-3) was issued which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under Topic 350. The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions. The Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance must be applied prospectively only to intangible assets acquired after the Topic’s effective date. This pronouncement did not have a material impact on the Company’s financial statements.
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $137,000 and $136,000, for the years ended December 31, 2009 and 2008, respectively, and is included in other operating expenses.
Note 2. Investment Securities
A summary of investment securities classified as trading, available for sale and held to maturity is presented below.
Trading Securities
The Company had no securities classified as trading securities at December 31, 2009 and 2008.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 2. Investment Securities (Continued)
Available-for-Sale
The carrying values and estimated market values of available for sale securities at December 31, 2009 and 2008, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2009	Cost	Gains	Losses	Value
	(In Thousands)

Government Agencies	$1,501	$8	$—	$1,509
Mortgage Backed Securities	6,591	193	—	6,784

Available for Sale Securities	$8,092	$201	$—	$8,293

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value
(In Thousands)

Mortgage Backed Securities	$11,782	$167	$2	$11,947

The amortized cost and estimated market values of available for sale securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$915	$919
Due After One Year Through Five Years	4,179	4,268
Due After Five Years Through Ten Years	2,649	2,739
Due After Ten Years Through Twenty Years	—	—
Due After Twenty Years	349	367

	$8,092	$8,293

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists. Management does not anticipate a requirement to sell any of the Company’s investment securities for liquidity or other operating purposes.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 2. Investment Securities (Continued)
Available-for-Sale (Continued)
The proceeds from the sales, redemptions and maturities of securities available-for-sale were $6,320,000 and $3,580,000, for 2009 and 2008, respectively, resulting in gains of $83,000 in 2009 and no gains or losses in 2008.
Held-to-Maturity
There were no held-to-maturity securities at December 31, 2009 and 2008.
There were no securities held at December 31, 2009 which had unrealized losses. Gross unrealized losses in investment securities at December 31, 2008 existing for continuous periods of less than 12 months and for continuous periods of 12 months or more at those dates are as follows:

December 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
Security	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
Available-for-Sale
Mortgage Backed Securities	$331	$2	$—	$—	$331	$2

Management evaluates securities for other-than-temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
At December 31, 2009 there were no unrealized losses in investment securities. At December 31, 2008, unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company has the ability to hold available-for-sale debt securities for the foreseeable future.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 3. Loans Receivable
Loans receivable at December 31, 2009 and 2008, are summarized as follows:

	2009	2008
	(In Thousands)
First Mortgage Real Estate Loans	$36,330	$32,173
Second Mortgage Real Estate Loans	463	216
Commercial Loans Secured by Real Estate	8,447	91
Loans on Savings Accounts	25	32

	45,265	32,512
Deferred Loan Origination Costs (Fees)	52	34
Less: Allowance for Loan Losses	(330)	(273)

Total	$44,987	$32,273

At December 31, 2009 and 2008, the total recorded investment in loans on nonaccrual amounted to approximately $315,000 and $150,000, respectively. There were no loans past due 90 days or more and still accruing interest at December 31, 2009 and December 31, 2008.
Activity in the allowance for loan losses is summarized as follows:

	2009	2008
	(In Thousands)
Balance, Beginning of Year	$273	$273
Provision Charged to Operating Expense	78	—
Loans Charged Off, Net of Recoveries	(21)	—

Balance, End of Year	$330	$273

At December 31, 2009 and 2008, the total recorded investment in impaired loans, all of which have reserves determined in accordance with FASB ASC Topic 310, amounted to $403,000 and $-0-, respectively. The allowance for loan losses related to impaired loans at December 31, 2009, amounted to $26,000. Interest income recognized on impaired loans was not significant for the years ended December 31, 2009 and 2008. The Bank is not committed to lend additional funds to debtors whose loans have been modified.
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

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 4. Accrued Interest Receivable
Accrued interest receivable at December 31, 2009 and 2008, is summarized as follows:

	2009	2008
	(In Thousands)
Securities Available-for-Sale	$45	$41
Loans Receivable	161	151

Total	$206	$192

Note 5. Premises and Equipment
Premises and equipment at December 31, 2009 and 2008, are summarized as follows:

	2009	2008
	(In Thousands)
Land	$921	$921
Building and Improvements	4,749	4,739
Furniture and Equipment	1,070	1,025
Website Development	3	3

	6,743	6,688
Less: Accumulated Depreciation and Amortization	(1,616)	(1,342)

Total	$5,127	$5,346

Depreciation and amortization charged to income amounted to $275,000 and $258,000, in 2009 and 2008, respectively.
The Bank engages in leasing office space available in buildings it owns. Office space is leased to tenants under non-cancelable operating leases with terms of one to five years, at which time the majority of the tenants will have an option to renew their leases. Future minimum rentals under the leases at December 31, 2009 are as follows:

2010	$124
2011	94
2012	46
2013	—
2014	—

Total	$264

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 5. Premises and Equipment (Continued)
The total allocated cost of the portion of the property held for lease at December 31, 2009 and 2008 was $2.6 million and $2.4 million, respectively, with related accumulated depreciation of $409,000 and $329,000, respectively.
Note 6. Deposits
Deposits at December 31, 2009, are summarized as follows:

	Weighted
	Average Rate
	at December 31, 2009	Amount	Percent
		(In Thousands)
Demand and Interest-bearing Checking Accounts	0.52%	$11,749	27.56%
Savings	0.67%	6,444	15.11%
Certificates of Deposit	1.95%	24,447	57.33%

Total		$42,640	100.00%

Deposits at December 31, 2008, are summarized as follows:

	Weighted
	Average Rate
	at December 31, 2008	Amount	Percent
		(In Thousands)
Demand and Interest-bearing Checking Accounts	0.95%	$7,406	17.17%
Savings	1.24%	14,955	34.66%
Certificates of Deposit	2.99%	20,782	48.17%

Total		$43,143	100.00%

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 6. Deposits (Continued)
At December 31, 2009, scheduled maturities of certificates are as follows:

Rate	2010	2011	2012	2013	2014	After	Total
	(In Thousands)
0.50% to 1.00%	$397	$—	$—	$—	$—	$—	$397
1.01% to 1.25%	1,174	—	—	—	—	—	1,174
1.26% to 1.50%	6,834	—	—	—	—	—	6,834
1.51% to 1.75%	3,879	52	—	—	—	—	3,931
1.76% to 2.00%	2,090	691	—	—	—	—	2,781
2.01% to 2.25%	399	3,367	—	—	—	—	3,766
2.26% to 2.50%	182	1,627	135	—	—	—	1,944
2.51% to 2.75%	740	505	61	—	—	—	1,306
2.76% to 3.00%	634	—	372	—	264	—	1,270
3.01% to 3.25%	3	—	—	53	288	—	344
3.26% to 3.50%	165	—	—	—	330	—	495
3.51% to 3.75%	35	—	—	—	49	—	84
3.76% to 4.00%	61	—	—	—	—	—	61
4.01% to 4.25%	60	—	—	—	—	—	60
4.26% to 4.50%	—	—	—	—	—	—	—
4.51% to 4.75%	—	—	—	—	—	—	—

	$16,653	$6,242	$568	$53	$931	$—	$24,447

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $7,112,000 and $3,467,000 at December 31, 2009 and 2008, respectively. Demand, interest-bearing checking and savings accounts with a minimum denomination of $100,000 were approximately $2,798,000 and $4,287,000 at December 31, 2009 and 2008, respectively. On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily increased the basic FDIC coverage limits from $100,000 to $250,000 per depositor, through December 31, 2009. On May 20, 2009, President Barack Obama passed legislation that extended the $250,000 coverage limit through December 31, 2013.
The Bank has no brokered deposits. At December 31, 2009, the Bank had deposits from one customer which amounted to approximately 4% of total deposits.
As of December 31, 2009, the Bank participated in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members. The Bank may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed $6.0 million, or 10% of the Bank’s total assets. Such deposits are generally considered a form of brokered deposits. As of December 31, 2009, the Bank held no reciprocal deposits or One-Way Buy deposits in the CDARS program.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 6. Deposits (Continued)
Interest expense on deposits for the years ended December 31, 2009 and 2008, is summarized as follows:

	2009	2008
	(In Thousands)
Money Market and Interest-Bearing Checking	$50	$51
Savings	52	86
Certificates of Deposit	479	827

Total	$581	$964

Note 7. Advances from FHLB and Federal Funds Purchased
The Bank has an available line of credit with the FHLB with a borrowing capacity at December 31, 2009 of approximately $3.3 million. As of December 31, 2009, the Bank had no advances outstanding from the FHLB.
At December 31, 2009, the Bank was also a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Bank federal funds in an amount not to exceed $5.0 million. As of December 31, 2009, Hibernia Homestead Bank had no federal funds purchased from First National Banker’s Bank.
Note 8. Income Taxes
The Company and subsidiary file consolidated federal income tax returns on a calendar year basis. Through 1995, if certain conditions were met in determining taxable income, the Bank was allowed a special bad-debt deduction based on a percentage of taxable income (8 percent) or on specified experience formulas. Subsequent to 1995, only the experience method is permitted in determining the Bank’s bad debt deduction.
Income tax benefit for the years ended December 31, 2009 and 2008, is summarized as follows:

	2009	2008
	(In Thousands)
Federal
Current	$—	$(4)
Deferred	(166)	(238)

Total Income Tax Benefit	$(166)	$(242)

Currently, the Bank is exempt by law from paying state income taxes.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 8. Income Taxes (Continued)
Total income tax expense differed from amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2009	2008
	(In Thousands)
Expected Income Tax Benefit at Federal Statutory Tax Rate	$(167)	$(242)
Other	1	—

Total Income Tax Benefit	$(166)	$(242)

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that gave rise to significant portions of the deferred tax liability at December 31, 2009 and 2008, relate to the following:

	2009	2008
	(In Thousands)
Excess Tax over Financial Reporting Depreciation	$(164)	$(214)
Loan Costs Deferred for Financial Reporting Purposes	(18)	(14)
Allowance for Uncollectible Interest and Loan Fees	2	2
Excess Bad Debt Provisions for Financial Reporting Purposes	84	68
Income Deferred for Financial Reporting Purposes	(1)	(1)
Benefit of Net Operating Loss Carryforward	526	426
Benefit of First Year Asset Expensing Carryforward	68	69
Benefit of Contribution Carryforward	13	9
Benefit of Employment Credit Carryforward	50	50

	560	395
Unrealized Holding Loss on Securities Available-for-Sale	(68)	(56)

Deferred Tax Asset	$492	$339

At December 31, 2009, the Company had a net operating loss carryforwards of approximately $1,554,000 that may be used to offset future taxable income. A deferred tax asset of $526,000 has been recognized for the benefit of the carryforwards. Those loss carryforwards expires as follows:

(In Thousands)

2027	$943
2028	309
2029	302

Total	$1,554

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 8. Income Taxes (Continued)
At December 31, 2009, the Company also has a deferred tax asset relating to unused tax credit carryforwards in the amount of $50,237. Those credits expire as follows:

(In Thousands)

2025	$33
2026	17

Total	$50

The Company had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively, nor any amount of interest and penalties recognized in the consolidated balance sheets as of December 31, 2009 and 2008, respectively.
The Company files U.S. federal income tax returns and a Louisiana state income tax return. Returns filed in these jurisdictions for tax years ended on or after December 31, 2006 are subject to examination by the relevant taxing authorities. The Company is not currently under examination by any taxing authority. As of December 31, 2009 and 2008, the Company had no uncertain tax positions.
Retained earnings at December 31, 2009 and 2008, includes approximately $2,741,000 for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $932,000 at December 31, 2009 and 2008.
Note 9. Employee Benefits
The Bank offers a 401(k) Employee Savings Plan that covers employees completing at least 500 service hours during the plan year, who are over 21 years of age and have three months of service, with entry on the first day of the following month. Initially upon adoption of the plan, all employees were eligible regardless of service requirement. Employees are 100% vested in the funds they have contributed. The matching and discretionary funds contributed by the employer are fully vested upon contribution. Participants may make contributions in the form of salary deferrals up to 15% of their compensation, up to a maximum of $16,500 for 2009. In addition, participants who have reached the age of 50 may make an additional “catch-up” contribution annually without regard to the above limitations. The “catch-up” contribution limit for 2009 was $5,500. The Bank matches 100% of the employee contributions, up to 3% of compensation plus 50% of the employee contributions, between 3% and 5% of compensation, and there was no change in the percentage of matching contributions for 2009 or 2008. The Bank’s matching contributions for 2009 and 2008 amounted to $33,000 and $23,000, respectively.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 10. Employee Stock Ownership Plan
During fiscal 2008, the Company instituted an employee stock ownership plan. The Hibernia Homestead Bancorp, Inc. Employee Stock Ownership Plan (ESOP) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining the age of 21.
The ESOP purchased the statutory limit of eight percent of the shares sold in the initial public offering of the Company on January 17, 2009. This purchase was facilitated by a loan from the Company to the ESOP in the amount of $891,000. The loan is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The corresponding note is being repaid in 100 quarterly debt service payments of $13,000 on the last business day of each quarter, beginning March 1, 2009, at the rate of 3.25%.
The Company, at it’s discretion, may contribute to the ESOP, in the form of debt service. Cash dividends on the Company’s stock shall be used to either repay the loan, be distributed to the participants in the ESOP, or retained in the ESOP and reinvested in Company stock. Shares are released for allocation to ESOP participants based on principal and interest payments of the note. Compensation expense is recognized based on the number of shares allocated to ESOP participants each year and the average market price of the stock for the current year.
As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and the average market price of shares released for allocation is applied to Additional Paid-In Capital. ESOP compensation expense for the year ended December 31, 2009 was $45,000.
The ESOP shares as of December 31, 2009, are as follows:

Allocated Shares	3,563
Unreleased Shares	85,503

Total ESOP Shares	89,066

Fair Value of Unreleased Shares (In Thousands)	$1,176

Stock Price at December 31, 2009	$13.75

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 11. Recognition and Retention Plan
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
The Recognition and Retention Plan Trust has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust will acquire 4%, or 44,533 shares, of the shares sold in the Company’s initial public offering, which will be held in the Trust subject to the Plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. As of December 31, 2009, no shares have been acquired by the Trust. In the first quarter of 2010, the Plan acquired 6,700 shares.
Note 12. Stock Option Plan
On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Stock Option Plan. The 2009 Stock Option Plan will provide the Company’s directors and key employees with a proprietary interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company will recognize compensation expense during the vesting period based on the fair value of the option on the date of grant. No options have been granted as of December 31, 2009.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 13. Other Comprehensive Income
The components of accumulated other comprehensive income (loss) and the related tax effects for the years ended December 31, 2009 and 2008, are as follows:

	2009	2008
	(In Thousands)
Gross Unrealized Holding Gains Arising During the Period	$38	$503
Tax Expense	(13)	(171)

	25	332

Reclassification Adjustment for Gains Included in Income	—	—
Tax Expense	—	—

	—	—

Net Unrealized Holding Gains Arising During the Period	$25	$332

Note 14. Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material affect on the Bank and the consolidated financial statements.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: Total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Bank meets all capital adequacy requirements to which they are subject. The Bank was considered well capitalized according to the last regulatory exam.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 14. Regulatory Matters (Continued)
The Bank, at December 31, 2009 and 2008, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2009:
Tier 1 Capital (to Average Assets)	$18,525	29.37%	$2,523	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,525	50.41%	$1,470	4.00%
Total Capital (to Risk-Weighted Assets)	$18,855	51.31%	$2,940	8.00%

December 31, 2008:
Tier 1 Capital (to Average Assets)	$13,727	26.83%	$2,047	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$13,727	47.98%	$1,144	4.00%
Total Capital (to Risk-Weighted Assets)	$14,000	48.93%	$2,289	8.00%
Note 15. Related Party Transactions
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

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 15. Related Party Transactions (Continued)
Loans to such borrowers are summarized as follows:

	2009	2008
	(In Thousands)
Balance, Beginning of Year	$217	$296
Advances	—	—
Appointment of New Director	—	220
Less: Directors Emeritus	—	(80)
Less: Payments	(217)	(219)

Balance, End of Year	$—	$217

Note 16. Commitments and Contingencies
The Bank had outstanding commitments to originate loans of approximately $8,519,000 and $0 and unused lines of credit of approximately $521,000 and $512,000 at December 31, 2009 and 2008, respectively. Commitments to extend credit are agreements to lend to a customer in the absence of a violation of any contract conditions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The unused lines of credit are revolving, open-end loans secured by mortgages on residential real estate. The Bank evaluates each customer’s credit request separately. Management determines and obtains the amount of collateral needed when credit is extended.
Note 17. Financial Instruments with Off-Balance-Sheet Risk
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
Note 18. Significant Group Concentrations of Credit Risk
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

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 19. Disclosure about Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:
Cash and Certificates of Deposit
For cash and certificates of deposit with other institutions, the carrying amount approximates fair value.
Investment Securities
For securities and marketable equity securities held-for-investment purposes, fair values are based on quoted market prices.
Loan Receivables
The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.
Deposit Liabilities
The fair value of demand deposits, savings deposits and certain money market deposits is the amount payable on demand. The value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using interest rates currently offered for deposits of similar remaining maturities.
Commitments to Extend Credit
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 19. Disclosure about Fair Value of Financial Instruments (Continued)
The estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008, are as follows:

	December 31, 2009
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial Assets
Cash and Short-Term Investments	$6,233	$6,233
Investment Securities	8,293	8,293
Certificates of Deposit	475	475
Loans	45,317	44,072
Less: Allowance for Loan Losses	(330)	(330)

	$59,988	$58,743

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$43,026	$41,977

	$43,026	$41,977

Unrecognized Financial Instruments
Commitments to Extend Credit	$8,519	$8,519

	December 31, 2008
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial Assets
Cash and Short-Term Investments	$6,870	$6,870
Investment Securities	11,947	11,947
Loans	32,546	31,358
Less: Allowance for Loan Losses	(273)	(273)

	$51,090	$49,902

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$43,553	$43,122

	$43,553	$43,122

Unrecognized Financial Instruments
Commitments to Extend Credit	$512	$512

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 20. Fair Value of Financial Instruments
The Company adopted FASB ASC Topic 820 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
FASB ASC Topic 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.
In addition to defining fair value, FASB ASC Topic 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
•	Level 1 — Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets
•	Level 2 — Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 — Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 20. Fair Value of Financial Instruments (Continued)
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Investment Securities	$8,293	$—	$8,293	$—

Total	$8,293	$—	$8,293	$—

Liabilities	$—	$—	$—	$—

Total	$—	$—	$—	$—

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Investment Securities	$11,947	$—	$11,947	$—

Total	$11,947	$—	$11,947	$—

Liabilities	$—	$—	$—	$—

Total	$—	$—	$—	$—

Note 21. Conversion and Stock Offering
On March 17, 2008, the Bank received approval from the Louisiana Office of Financial Institutions to change its name from Hibernia Homestead and Savings Association to Hibernia Homestead Bank. The name change was done in conjunction with the Bank’s conversion from a Louisiana-chartered mutual savings and loan association to a Louisiana-chartered mutual savings bank.
On January 27, 2009, the Bank completed its conversion from a mutual to a stock form of organization as a subsidiary of Hibernia Homestead Bancorp (the “Holding Company”, and the Holding Company completed an initial public offering in which it issued 1,113,334 shares of its common stock for a total of $11,133,340 in gross offering proceeds.
In conjunction with the conversion, the Bank established a liquidation account in an amount equal to the Bank’s retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain deposit accounts in the Bank after the conversion.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 21. Conversion and Stock Offering (Continued)
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
Note 22. Condensed Parent Company Only Financial Statements
Condensed financial statements of Hibernia Homestead Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities. The parent company had no activity in 2008; thus, the statement of operations and statement of cash flows for the year ending December 31, 2009 are shown.
Condensed Balance Sheet — Parent Only
December 31, 2009

2009
(In Thousands)
Assets
Cash and Cash Equivalents	$4,266
Investment in Subsidiary	19,119
Deferred Tax Asset	31

Total Assets	$23,416

Liabilities and Stockholders’ Equity
Other Liabilities	$20
Stockholders’ Equity	23,396

Total Liabilities and Stockholders’ Equity	$23,416

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 22. Condensed Parent Company Only Financial Statements (Continued)
Condensed Statement of Operations — Parent Only
For the Year Ended December 31, 2009

2009
(In Thousands)
Equity in Undistributed Loss of Subsidiary	$(264)
Interest Income	53

Total Loss	(211)

Operating Expenses	144

Total Expenses	144

Loss Before Income Tax Benefit	(355)
Income Tax Benefit	(31)

Net Loss	$(324)

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 22. Condensed Parent Company Only Financial Statements (Continued)
Condensed Statement of Cash Flows — Parent Only
For the Year Ended December 31, 2009

2009
(In Thousands)
Operating Activities
Net Loss	$(324)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Equity in Undistributed Loss of Subsidiary	264
Non-Cash Compensation	45
Increase in Deferred Tax Asset	(31)
Increase in Other Liabilities	20

Net Cash Used in Operating Activities	(26)

Investing Activities
Capital Contributed to Subsidiary	(5,184)

Net Cash Used by Investing Activities	(5,184)

Financing Activities
Proceeds from Issuance of Common Stock, Net of Cost	10,367
Purchase of Stock for ESOP	(891)

Net Cash Provided by Financing Activities	9,476

Increase in Cash and Cash Equivalents	4,266
Cash and Cash Equivalents, Beginning of Year	—

Cash and Cash Equivalents, End of Year	$4,266

Note 23. Subsequent Events
Management has evaluated subsequent events through the date that the financial statements were available to be issued, March 24, 2010, and determined that no events occurred that require disclosure other than those matters disclosed in Note 11. No subsequent events occurring after this date have been evaluated for inclusion in these financial statements.

Selected Quarterly Financial Data
The following table presents selected quarterly operating data for the fiscal years ended December 31, 2009 and 2008.

	For the quarter ended
	03/31/09	06/30/09	9/30/09	12/31/09
	(Dollars in thousands, except per share data)
Total interest income	$603	$628	$649	$661
Total interest expense	170	135	134	142
Net interest income	433	493	515	519
Provision for loan loss	15	—	33	30
Total non-interest income	22	36	114	61
Total non-interest expense	608	656	682	659
Income tax expense (benefit)	(56)	(44)	(30)	(36)
Net income (loss)	(112)	(83)	(56)	(73)

	For the quarter ended
	03/31/08	06/30/08	9/30/08	12/31/08
	(Dollars in thousands, except per share data)
Total interest income	$608	$594	$590	$606
Total interest expense	283	252	227	209
Net interest income	325	342	363	397
Provision for loan loss	—	—	—	—
Total non-interest income	38	46	25	18
Total non-interest expense	536	555	592	579
Income tax expense (benefit)	(59)	(57)	(69)	(57)
Net income (loss)	(114)	(110)	(135)	(107)
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A(T). Controls and Procedures.
(a) Our management evaluated, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based on such evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
(b) Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be held in May 2010 (the “Proxy Statement”).
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information. The following table provides information as of December 31, 2009 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan and 2009 Recognition and Retention Plan, both of which were approved by our shareholders. As of December 31, 2009, no equity awards had been made under the plans.

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	155,866
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	155,866

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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Changes in Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Hibernia Homestead Bancorp, Inc.	(1)
3.2	Bylaws of Hibernia Homestead Bancorp, Inc.	(1)
4.0	Form of Stock Certificate of Hibernia Homestead Bancorp, Inc.	(1)
10.1	Letter Agreement between Hibernia Homestead Bank and Michael G. Gretchen, dated November 19, 2007*	(1)
10.2	Hibernia Homestead Bancorp, Inc. 2009 Stock Option Plan*	(2)
10.3	Hibernia Homestead Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(2)
21.0	Subsidiaries of the Registrant - Information reported in Item 1	Filed herewith
23.0	Consent of LaPorte, Sehrt, Romig & Hand	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Hibernia Homestead Bancorp’s registration statement on Form S-1, filed June 13, 2008 (SEC File No. 333-151656).

(2)	Incorporated by reference from the Company’s definitive proxy statement on Schedule 14A, filed June 19, 2009 (SEC File No. 000-53555).

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA HOMESTEAD BANCORP, INC.
March 29, 2010	By:	/s/ A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Patrick W. Browne, Jr.
Patrick W. Browne, Jr.	Chairman of the Board	March 29, 2010

/s/ A. Peyton Bush, III
A. Peyton Bush, III	President and Chief Executive Officer	March 29, 2010

/s/ Donna T. Guerra
Donna T. Guerra	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2010

/s/ Morrison C. Bethea
Morrison C. Bethea, M.D.	Director	March 29, 2010

/s/ Richard J. Brennan, Jr.
Richard J. Brennan, Jr.	Director	March 29, 2010

/s/ H. Merritt Lane, III
H. Merritt Lane, III	Director	March 29, 2010

/s/ Robert H. Saer
Robert H. Saer	Director	March 29, 2010

/s/ J. Kenneth Saer
J. Kenneth Saer	Director	March 29, 2010

/s/ John J. Weigel
John J. Weigel	Director	March 29, 2010