Form 10-Q
period 2010-03-31
HIBERNIA HOMESTEAD BANCORP, INC.
filed 2010-05-17
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2010, 1,063,534 shares of the Registrant’s common stock were issued and outstanding.

Hibernia Homestead Bancorp, Inc.
Form 10-Q

Hibernia Homestead Bancorp, Inc.
Consolidated Balance Sheets

	At March 31,	At December 31,
	2010	2009
	(Unaudited)
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$856	$1,067
Cash, Interest Bearing	16	16
Federal Funds Sold	3,375	5,150

Total Cash and Cash Equivalents	4,247	6,233

Certificates of Deposit	—	475
Investment Securities Available-for-Sale	6,506	8,293
Loans Receivable, Net	48,396	44,987
Accrued Interest Receivable	214	206
Investment in FHLB of Dallas Stock	171	171
Investment in FNBB Stock	210	210
Premises and Equipment, Net	5,079	5,127
Deferred Income Taxes	506	492
Prepaid Expenses and Other Assets	335	309

Total Assets	$65,664	$66,503

Liabilities and Equity

Liabilities
Deposits	$42,706	$42,640
Advance Payments by Borrowers for Taxes and Insurance	260	386
Accrued Interest Payable	2	2
Accounts Payable and Other Liabilities	104	79

Total Liabilities	43,072	43,107

Equity
Preferred Stock, $.01 par value – 1,000,000 Shares authorized; None Issued	—	—
Common Stock, $.01 par value – 9,000,000 Shares Authorized; 1,113,334 Issued; 1,063,534 and 1,113,334 Shares Outstanding at March 31, 2010 and December 31, 2009, respectively	11	11
Additional Paid-In Capital	10,369	10,365
Treasury Stock at cost – 49,800 shares at March 31, 2010	(700)	—
Unallocated Common Stock held by:
Employee Stock Option Plan (ESOP)	(846)	(855)
Recognition and Retention Plan (RPP)	(92)	—
Accumulated Other Comprehensive Income	121	133
Retained Earnings	13,729	13,742

Total Equity	22,592	23,396

Total Liabilities and Equity	$65,664	$66,503

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands, Except Per Share Data)
Interest Income
Loans Receivable
First Mortgage Loans	$533	$468
Commercial Loans	129	2
Consumer and Other Loans	2	2
Federal Funds Sold and Cash – Interest Bearing	2	3
Mortgage-Backed Securities	64	122
Investment Securities	4	6
Interest Bearing Cash in Banks	1	—

Total Interest Income	735	603

Interest Expense
Deposits	141	170

Total Interest Expense	141	170

Net Interest Income	594	433

Provision for Loan Losses	—	15

Net Interest Income After
Provision for Loan Losses	594	418

Non-Interest Income
Other Income	7	8
Rental Income, Net of Related Expenses	31	14

Total Non-Interest Income	38	22

Non-Interest Expenses
Salaries and Employee Benefits	289	294
Occupancy Expenses	92	91
Data Processing	71	70
Advertising	26	2
Professional Fees	63	53
Insurance Expense	13	20
Supplies and Stationery	10	12
Telephone and Postage	15	12
Regulatory Assessments	20	10
Directors’ Fees	13	12
Other Operating Expenses	41	32

Total Non-Interest Expenses	653	608

Loss Before Income Tax Benefit	(21)	(168)

Income Tax Benefit	(8)	(56)

Net Loss	$(13)	$(112)

Loss Per Common Share
Basic	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.10)
See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Equity (Unaudited)
Three Months Ended March 31, 2010 and 2009

				Unallocated	Unallocated	Accumulated
		Additional		Common	Common	Other
	Common	Paid-In	Treasury	Stock Held	Stock Held	Comprehensive	Retained
	Stock	Capital	Stock	by ESOP	by RRP	Income (Loss)	Earnings	Total
	(In Thousands)

BALANCE – January 1, 2009	$—	$—	$—	$—	$—	$108	$14,066	$14,174

Net Loss	—	—	—	—	—	—	(112)	(112)

Other Comprehensive Income	—	—	—	—	—	72	—	72

Issuance of Common Stock for Initial Public Offering	11	10,345	—	—	—	—	—	10,356

Shares Purchased for ESOP	—	—	—	(891)	—	—	—	(891)

ESOP Shares released for allocation	—	—	—	9	—	—	—	9

BALANCE – March 31, 2009	$11	$10,345	$—	$(882)	$—	$180	$13,954	$23,608

BALANCE – January 1, 2010	$11	$10,365	$—	$(855)	$—	$133	$13,742	$23,396

Net Loss	—	—	—	—	—	—	(13)	(13)

Other Comprehensive Loss	—	—	—	—	—	(12)	—	(12)

Shares Purchased for RRP	—	—	—	—	(92)	—	—	(92)

Purchase of Treasury Stock	—	—	(700)	—	—	—	—	(700)

ESOP Shares released for allocation	—	4	—	8	—	—	—	12

Stock-based compensation cost	—	—	—	1	—	—	—	1

BALANCE – March 31, 2010	$11	$10,369	$(700)	$(846)	$(92)	$121	$13,729	$22,592

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net Loss	$(13)	$(112)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Provision for Loan Losses	—	15
Deferred Income Taxes	(8)	(54)
Depreciation and Amortization	72	69
Net Discount Accretion	(7)	(4)
Non-Cash Compensation	13	9
(Increase) Decrease in:
Accrued Interest Receivable	(8)	2
Prepaid Expenses and Other Assets	(26)	635
(Decrease) Increase in:
Accrued Interest Payable	—	(4)
Accounts Payable and Other Liabilities	25	(373)

Net Cash Provided by Operating Activities	48	183

Cash Flows from Investing Activities
Net Increase in Loans Receivable	(3,409)	(844)
Purchases of Securities Available-for-Sale	—	(2,527)
Maturities, Redemptions and Sales of Securities Available-for-Sale	1,777	604
Maturities, Redemptions and Sales of Certificates of Deposit	475	—
Purchase of Premises and Equipment	(24)	(14)

Net Cash Used in Investing Activities	(1,181)	(2,781)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	66	(9,881)
Net Decrease in Advance Payments by Borrowers for Taxes and Insurance	(126)	(179)
Proceeds from Issuance of Common Stock	—	11,133
Cost of Issuance of Common Stock	—	(777)
Purchase of Stock for ESOP	—	(891)
Purchase of Stock for RRP	(92)	—
Purchase of treasury stock	(700)	—

Net Cash Used in Financing Activities	(852)	(595)

Net Decrease in Cash and Cash Equivalents	(1,986)	(3,193)

Cash and Cash Equivalents – Beginning of Period	6,233	6,870

Cash and Cash Equivalents – End of Period	$4,247	$3,677

Supplementary Schedule of Cash Flow Information
Cash Paid for Interest on Deposits and Borrowings	$141	$174

Market Value Adjustment for (Loss) Gain on Securities Available-for-Sale	$(17)	$107

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
Hibernia Homestead Bank is a Louisiana-chartered and FDIC-insured savings bank and provides a variety of financial services primarily to individual customers through its three branches in New Orleans and Metairie, Louisiana. The Bank’s primary deposit products are checking accounts, money market accounts and interest bearing savings and certificates of deposit. Its primary lending products are residential mortgage loans and commercial loans secured by real estate. The Bank provides services to customers in the New Orleans, Metairie and surrounding areas.
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
On April 22, 2010, an oil rig exploded in the Gulf of Mexico off the coast of Louisiana. Since that date a substantial amount of oil has continued to leak from the damaged well into the Gulf. The leaking oil poses a potentially grave threat to the coast of Louisiana and its estuaries. The economic impact of the spill on the economy of Louisiana has not been determined but could be severe should the oil leak continue for an extended period. The Company is monitoring developments in the Gulf and will assess potential adverse impacts on the Bank’s customers as events unfold and more information is available.
The accompanying unaudited financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010, or any other period. These financial statements should be read in conjunction with the audited financial statements of the Bank and the accompanying notes thereto for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2010 (File No. 000-53555).

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
A majority of the Bank’s loan portfolio consists of single-family residential loans in the metropolitan New Orleans area. In recent periods, we began offering commercial real estate loans on both owner-occupied and non-owner occupied properties. It is our policy to lend in a first lien position on such properties. The majority of loans are secured by first mortgages and are expected to be repaid from the cash flows of the customers. Some of the activities that the economy of this region is dependent upon include the petrochemical industry, the port of New Orleans, healthcare and tourism. Significant declines in economic activities in these areas could affect the borrowers’ ability to repay loans and cause a decline in value of assets securing the loan portfolio.
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
Securities
FASB ASC Topic 320 “Investments — Debt and Equity Securities” (which includes former SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”), requires the classification of securities into one of three categories: Trading, Available-for-Sale or Held-to-Maturity.
Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically. Trading account securities are held for resale in anticipation of short-term market movements. Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity or trading are classified as available-for-sale.
Trading account securities are carried at market value. Gains and losses, both realized and unrealized, are reflected in earnings.
Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported in a separate component of other comprehensive income. The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Amortization, accretion and accruing interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains. The cost of securities sold is determined based on the specific identification method.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Impaired Securities
Securities available-for-sale or held-to-maturity for which, after acquisition, the Company believes it will not be able to collect all amounts due according to their contractual terms are considered to be other-than- temporarily impaired. In accordance with generally accepted accounting principles, securities considered to be other-than-temporarily impaired are written down to fair value, and any unrealized loss is charged to net income. The written down amount then becomes the security’s new cost basis.
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
Income Taxes
The Company recognizes income taxes in accordance with FASB ASC Topic 740 “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes”). Topic 740 uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes.

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
In accordance with FASB ASC Topic No. 740 “Income Taxes” (formerly SFAS 109 “Accounting for Income Taxes”), the Company recognizes certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss carryforwards we have available. At March 31, 2010, the Company has net operating loss carryforwards of approximately $1.5 million. The net operating loss carryforwards expire as follows:

2027	$922
2028	309
2029	302

$1,533

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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Comprehensive Income
The Company reports comprehensive income in accordance with FASB ASC Topic No. 220 “Comprehensive Income” (formerly SFAS No. 130, “Reporting Comprehensive Income”). Topic 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of equity and comprehensive income. Topic 220 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In Thousands)
Net Loss	$(13)	$(112)
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (Loss) Gain on Securities Available-for-Sale	(12)	72

Total Other Comprehensive (Loss) Income	(12)	72

Total Comprehensive Loss	$(25)	$(40)

Statement of Cash Flows
The statements of cash flows were prepared in accordance with the provisions of FASB ASC Topic No. 230 “Statement of Cash Flows” (formerly SFAS No. 104, “Statement of Cash Flows — Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions”). This Topic permits certain financial institutions to report, in a statement of cash flows, net receipts and payments for deposits placed, time deposits accepted and repaid and loans made and collected. Additionally, in accordance with generally accepted accounting principles, interest credited directly to deposit accounts has been accounted for as operating cash payments.

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
On January 1, 2009, the Company adopted new guidance that related to accounting for noncontrolling interests in consolidated financial statements. The new accounting guidance states that entities should provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations. Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value. The adoption of this guidance had no impact on the Company.
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
FASB ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1 “Interim Disclosures about Fair Value of Financial Instruments”, which also amended APB Opinion No. 28 “Interim Financial Reporting”) was issued in April 2009. This Topic requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Topic is effective for interim reporting periods ending after June 15, 2009. Adoption of this Topic did not have a monetary effect on the financial position and results of operations of the Company, but resulted in expanded disclosures.
In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance is effective for the Company beginning January 1, 2010. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance is applicable to transfers occurring on or after January 1, 2010. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
In March 2008, FASB ASC Topic 815 “Derivative and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was issued. Topic 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of Topic 815 did not have a material impact on the Company’s consolidated financial statements.
In September 2008 FASB ASC Topic 815 “Derivatives and Hedging” (which includes former FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Financial Guarantees”) was issued. This Topic requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. Topic 815 is effective for interim and annual periods ending after November 15, 2008. This pronouncement did not have an effect on the financial position and results of operations of the Company.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In February 2008, FASB ASC Topic 860 “Transfers and Servicing” (which includes former FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”) was issued, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The Topic presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under Topic 860. However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under Topic 860. The Topic is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The pronouncement did not have a material impact on the Company’s consolidated financial statements.
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
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $26,000 and $2,000 for the three months ended March 31, 2010 and 2009, respectively.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities
A summary of investment securities classified as trading, held-to-maturity and available-for-sale is presented below.
Trading Securities
The Company had no securities classified as trading securities at March 31, 2010 and December 31, 2009.
Held-to-Maturity
There were no held-to-maturity securities at March 31, 2010 or December 31, 2009.
Available-for-Sale
The carrying values and estimated market values of available-for-sale securities at March 31, 2010 and December 31, 2009, are summarized as follows:

	March 31, 2010 (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Government Agencies	$500	$7	$—	$507
Mortgage Backed Securities	5,823	176	—	5,999

Total Securities Available-for-Sale	$6,323	$183	$—	$6,506

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Government Agencies	$1,501	$8	$—	$1,509
Mortgage Backed Securities	6,591	193	—	6,784

Total Securities Available-for-Sale	$8,092	$201	$—	$8,293

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
Available-For-Sale (Continued)
The amortized cost and estimated market values of available-for-sale securities at March 31, 2010 and at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010 (Unaudited)
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$332	$334
Due After One Year Through Five Years	3,328	3,407
Due After Five Years Through Ten Years	2,361	2,447
Due After Ten Years Through Twenty Years	51	52
Due After Twenty Years	251	266

	$6,323	$6,506

	December 31, 2009
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$915	$919
Due After One Year Through Five Years	4,179	4,268
Due After Five Years Through Ten Years	2,649	2,739
Due After Ten Years Through Twenty Years	—	—
Due After Twenty Years	349	367

	$8,092	$8,293

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists. Management does not anticipate a requirement to sell any of Hibernia’s investment securities for liquidity or other operating purposes.
The proceeds from the sales, redemptions and maturities of securities available-for-sale for the three months ended March 31, 2010 and 2009 were approximately $1.8 million and $604,000, respectively. There were no gross realized gains for the three-month periods ended March 31, 2010 and March 31, 2009, respectively.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
There were no gross unrealized losses in investment securities at March 31, 2010 or December 31, 2009 existing for continuous periods of less than 12 months or for continuous periods of 12 months or more.
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
Note 3. Loans Receivable
Loans receivable at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$36,957	$35,736
Multi-Family Residential	182	184
Second Mortgage Residential	216	219
Residential Construction and Land Loans	1,350	410
Commercial Loans Secured by Real Estate	9,699	8,447

Total Real Estate Loans	$48,404	$44,996

Other Loans:
Home equity line of credit	242	244
Loans secured by deposits	25	25

Total Other Loans	267	269

Total Loans	$48,671	$45,265

Less:
Allowance for loan losses	330	330
Deferred loan fees	(55)	(52)

	275	278

Net Loans	$48,396	$44,987

Loans past due more than ninety days amounted to $104,000 and $0 at March 31, 2010 and December 31, 2009, respectively. Non-accruing loan balances amounted to $261,000 and $315,000 at March 31, 2010 and December 31, 2009, respectively.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Loans Receivable (Continued)
Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
	(Unaudited)
	(In Thousands)

Balance, Beginning of Period	$330	$273
Provision Charged to Operating Expense	—	78
Loans Charged Off, Net of Recoveries	—	(21)

Balance, End of Period	$330	$330

At March 31, 2010 and December 31, 2009, the total recorded investment in impaired loans, all of which have reserves determined in accordance with FASB ASC Topic 310, amounted to $348,000 and $403,000, respectively. The allowance for loan losses related to impaired loans at March 31, 2010 and December 31, 2009 amounted to $27,000 and $26,000, respectively. Interest income recognized on impaired loans was not significant for the three months ended March 31, 2010 and 2009. The Bank is not committed to lend additional funds to debtors whose loans have been modified.
In 2005 Hurricane Katrina affected the residents and businesses within the Bank’s operating area. The adverse financial impacts of this event on the Bank’s loan portfolio were recognized at that time. Management continues to closely monitor the loan portfolio, and no substantial additional losses directly related to this catastrophe have been experienced to date. However, as indicated previously, the extent to which the still affected areas within the Bank’s market area eventually recover is unknown at this time as are the ultimate adverse additional impacts that the hurricane might have, if any, on the Bank’s loan portfolio.
The Company is monitoring the developments of the oil spill in the Gulf of Mexico following the destruction of a drilling rig on April 22, 2010. The extent of the potential effects on our customers and the areas in which they operate is presently being evaluated. The future effects of the oil spill could impact the Company and our earnings, but until more is known about the magnitude of the situation, it is premature to reasonably determine the impact on the Bank’s loan portfolio.
Note 4. Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material affect on the Bank and the consolidated financial statements. As a savings and loan holding company, Hibernia Homestead Bancorp is not subject to any regulatory capital requirements.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of March 31, 2010, that the Bank meets all capital adequacy requirements to which they are subject. The Bank was considered well capitalized according to its last regulatory examination.
The Bank, at March 31, 2010 and December 31, 2009, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in Thousands)
March 31, 2010
Tier 1 Capital (to Average Assets)	$18,517	28.43%	$2,605	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,517	48.21%	$1,536	4.00%
Total Risk-Based Capital (to Risk-Weighted Assets)	$18,847	49.07%	$3,073	8.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2009
Tier 1 Capital (to Average Assets)	$18,525	29.37%	$2,523	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,525	50.41%	$1,470	4.00%
Total Risk-Based Capital (to Risk-Weighted Assets)	$18,855	51.31%	$2,940	8.00%
Note 5. Mutual to Stock Conversion
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
Note 5. Mutual to Stock Conversion (Continued)
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
Loan Receivables
For certain homogeneous categories of loans, such as residential mortgages, commercial real estate loans, credit card receivables and other consumer loans, fair value is estimated using the current U.S. treasury interest rate curve, a factor for cost of processing and a factor for historical credit risk to determine the discount rate.
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6. Disclosure About Fair Value of Financial Instruments (Continued)
The estimated fair values of the Bank’s financial instruments at March 31, 2010 and December 31, 2009, are as follows (reported in thousands):

	March 31, 2010
	(Unaudited)
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$4,247	$4,247
Investment Securities	6,506	6,506
Loans, net	48,396	47,596

	$59,149	$58,349

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$42,966	$41,887

Unrecognized Financial Instruments
Commitments to Extend Credit	$7,603	$7,603

	December 31, 2009
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$6,233	$6,233
Investment Securities	8,293	8,293
Certificates of Deposit	475	475
Loans, net	44,987	43,742

	$59,988	$58,743

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$43,026	$41,977

Unrecognized Financial Instruments
Commitments to Extend Credit	$8,519	$8,519

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 7. Fair Value of Financial Instruments
The Company adopted FASB ASC Topic No. 820, “Fair Value Measurement and Disclosures” (formerly SFAS No. 157 “Fair Value Measurements”), on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This Topic defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
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
In addition to defining fair value, Topic No. 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Investment Securities	$6,506	$—	$6,506	$—

Total	$6,506	$—	$6,506	$—

Liabilities	$—	$—	$—	$—

Total	$—	$—	$—	$—

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 8. Employee Stock Ownership Plan
In connection with the Conversion, the Company established an employee stock ownership plan (“ESOP”) that provides retirement benefits to all eligible employees of Hibernia Homestead Bank. On January 27, 2009, the ESOP borrowed $890,660 from the Company and used these funds to purchase 8%, or 89,066 shares, of the shares sold in the Company’s initial public offering. As the loan is repaid and shares are released from collateral, the shares are allocated to the ESOP participants based on their individual compensation as a percentage of total compensation of all eligible participants. The Bank recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period. ESOP compensation expense for the quarters ended March 31, 2010 and 2009 amounted to 12,000 and $9,000 respectively.
Note 9. Recognition and Retention Plan
On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Recognition and Retention Plan. The 2009 Recognition and Retention Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may make grants under the 2009 Recognition and Retention Plan to eligible participants based on these factors. Plan participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards shall be forfeited. As of March 31, 2010, no awards had been made under the Plan.
The Recognition and Retention Plan Trust (“RRP”) has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust will acquire 4%, or 44,533 shares, of the shares sold in the Company’s initial public offering, which will be held in the Trust subject to the Plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. As of March 31, 2010, 6,700 shares have been acquired by the Trust.
Note 10. Stock Option Plan
On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Stock Option Plan. The 2009 Stock Option Plan will provide the Company’s directors and key employees with a proprietary interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant. As of March 31, 2010, 36,000 options have been granted to eligible employees. For the quarters ended March 31, 2010 and 2009, respectively, the Company recognized $800 and $0 of compensation expense related to stock options granted.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 11. Subsequent Events
In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2010. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.
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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009
Hibernia Homestead Bancorp’s total assets decreased $839,000, or 1.3%, to $65.7 million at March 31, 2010 compared to $66.5 million at December 31, 2009. During the first three months of 2010, net loans receivable increased $3.4 million offset by a decrease of $1.8 million in investment securities available-for-sale and a decrease of $1.8 million in federal funds sold. The decrease of $2.0 million in cash and cash equivalents as of March 31, 2010, is primarily a result of the funding of new loans. Our net loans receivable increased by $3.4 million, or 7.6%, to $48.4 million at March 31, 2010, compared to $45.0 million at December 31, 2009 primarily due to an increase in commercial loans secured by real estate of $1.3 million and an increase of $1.2 million in one-to-four family residential loans. During the first three months of 2010 our total loan originations amounted to approximately $4.3 million and loan principal repayments were approximately $874,000. Our total investment securities amounted to $6.5 million at March 31, 2010, compared to $8.3 million at December 31, 2009, a decrease of $1.8 million, or 21.5%. The decrease in investment securities was due to maturities, redemptions and sales of securities available-for-sale received during the period.
Hibernia’s deposits increased $66,000, or 0.2%, to $42.7 million at March 31, 2010, compared to $42.6 million at December 31, 2009. The Bank had no Federal Home Loan Bank advances at March 31, 2010 or December 31, 2009, as we continued our strategy in recent periods of managing interest rate risk by paying down higher cost borrowings. Our stockholders’ equity amounted to $22.6 million at March 31, 2010 compared to $23.4 million at December 31, 2009, a decrease of $804,000, or 3.4%. The decrease in stockholders’ equity was due primarily to purchases of treasury stock for an aggregate purchase price of $700,000 and purchases of shares to fund our Recognition and Retention Plan of $92,000 and, to a lesser extent, our net loss of $13,000 for the quarter and other comprehensive loss of $12,000. During the first quarter of 2010 we repurchased 49,800 shares of the Company’s common stock as treasury stock and purchased 6,700 shares to fund our Recognition and Retention Plan.
Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009.
For the three months ended March 31, 2010, Hibernia Homestead Bancorp had a net loss of $13,000 compared to a net loss of $112,000 for the three months ended March 31, 2009. Our results in the 2010 quarterly period reflect an increase in our net interest margin for the quarter ended March 31, 2010. Our net interest margin increased by 58 basis points to 4.13% for the three months ended March 31, 2010 compared to 3.55% for the three months ended March 31, 2009, while our average interest rate spread improved to 3.64% for the three months ended March 31, 2010, compared to 2.98% for the three months ended March 31, 2009. During the three months ended March 31, 2010, the average rate paid on certificates of deposit decreased 85 basis points from 2.75% for the three months ended March 31, 2009, to 1.90% for the three months ended March 31, 2010.
Interest Income. Hibernia’s total interest income was $735,000 for the three months ended March 31, 2010, compared to $603,000 for the three months ended March 31, 2009, a $132,000 or 21.9% increase. The increase in interest income in the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was due primarily to increases in average interest-earning assets, partially offset by decreases in the average yields on loans and investments. The average yield on our interest-earning assets was 5.04% for the three months ended March 31, 2010, compared to 4.88% for the comparable period in 2009. Average interest-earning assets were $58.3 million for the three months ended March 31, 2010, compared to $49.5 million for the comparable period in 2009.

Interest Expense. Hibernia’s total interest expense was $141,000 for the three months ended March 31, 2010, compared to $170,000 for the three months ended March 31, 2009, a decrease of $29,000, or 17.1%. The decrease in interest expense for the three month period ended March 31, 2010 was primarily due to lower average rates of interest paid on our certificates of deposit in the 2010 period offset by increases in the average balances of certificates of deposit. Our average rate paid on interest-bearing liabilities was 1.40% for the three months ended March 31, 2010, compared to 1.90% for the three months ended March 31, 2009.
Non-Interest Income. Hibernia’s non-interest income consists of rental income, net of related expenses, fees and service charges, and realized gains and losses on investments.
Hibernia’s total non-interest income amounted to $38,000 for the three months ended March 31, 2010, compared to $22,000 for the three months ended March 31, 2009, a $16,000 or 72.7%, increase. The increase for the three month period was primarily due to a decrease in expenses related to rental property.
Non-Interest Expense. Hibernia’s total non-interest expense increased by $45,000, or 7.4%, to $653,000 for the three months ended March 31, 2010, compared to $608,000 for the three months ended March 31, 2009. The primary reasons for the increase in non-interest expense for the three months ended March 31, 2010 was higher marketing costs, professional fees and Federal Deposit Insurance Corporation assessments.
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

	Three Months Ended March 31,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance(3)	Interest(3)	Rate(1)	Balance(3)	Interest(3)	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$46,275	$664	5.74%	$32,091	$472	5.88%
Investment securities	7,244	68	3.75	12,719	128	4.04
Other interest-earning assets	4,769	3	0.22	4,640	3	0.24

Total interest-earning assets	58,287	735	5.04%	49,450	603	4.88%

Non-interest-earning assets	7,971			7,960

Total assets	$66,258			$57,410

Interest-bearing liabilities:
Savings, NOW and money market accounts	16,627	27	0.67%	16,508	36	0.88%
Certificates of deposit	24,277	114	1.90	19,759	134	2.75

Total interest-bearing deposits	40,904	141	1.40	36,267	170	1.90%
FHLB advances and Federal Funds Purchased	—	—	0.00	1	—	0.73

Total interest-bearing liabilities	40,904	141	1.40%	36,268	170	1.90%

Non-interest-bearing liabilities	2,083			232

Total liabilities	42,987			36,500
Equity	23,271			20,910

Total liabilities and equity	$66,258			$57,410

Net interest-earning assets	$17,383			$13,182

Net interest income; average interest rate spread		$594	3.64%		$433	2.98%

Net interest margin(2)			4.13%			3.55%

Average interest-earning assets to average interest-bearing liabilities			142.50%			136.35%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

(3)	Amounts that do not round to $1,000 are reflected as zero.

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
Hibernia’s nonperforming assets, defined as non-accrual loans, accruing loans past due 90 days or more and foreclosed property, totaled $261,000, or 0.4%, of total assets at March 31, 2010, compared to $315,000, or 0.5%, of total assets at December 31, 2009. The non-performing loans totaling $261,000 at March 31, 2010, consist of two loans secured by first mortgages on one-to-four family residential real estate. Management believes that the allowance for loan and lease losses is sufficient to cover any losses that may be incurred on these loans. The Company had no foreclosed property at March 31, 2010 or December 31, 2009.
No loan loss provisions were made to the allowance for loan losses during the three months ended March 31, 2010, compared to $15,000 for the three months ended March 31, 2009. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable.
In 2005, Hurricane Katrina affected the residents and businesses within Hibernia’s market area. The adverse financial impacts of this event on the Bank’s loan portfolio were recognized at that time. Management continues to closely monitor the loan portfolio, and no substantial additional losses directly related to Hurricane Katrina have been experienced to date. However, the extent to which the still affected areas within the Company’s market area eventually recover is unknown at this time as are the ultimate adverse additional impacts that might have, if any, on the Company’s loan portfolio.
The Company is monitoring the developments of the oil spill in the Gulf of Mexico following the destruction of a drilling rig on April 22, 2010. The extent of the potential effects on our customers and the areas in which they operate is presently being evaluated. The future effects of the oil spill could impact the Company and our earnings, but until more is known about the magnitude of the situation, it is premature to reasonably determine the impact on the Bank’s loan portfolio.

Liquidity and Capital Resources
Hibernia maintains levels of liquid assets deemed adequate by management. Hibernia adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Hibernia also adjusts liquidity as appropriate to meet asset and liability management objectives.
Hibernia’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, rental income and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Hibernia sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Hibernia Homestead Bancorp’s cash and cash equivalents amounted to $4.3 million at March 31, 2010.
A significant portion of the Hibernia’s liquidity consists of non-interest earning deposits. Primary sources of cash are principal repayments on loans and increases in deposit accounts. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At March 31, 2010, Hibernia did not have any advances from the Federal Home Loan Bank of Dallas and had $3.3 million in borrowing capacity. At March 31, 2010, the Bank was also a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Bank federal funds in an amount not to exceed $5.0 million. As of March 31, 2010, Hibernia Homestead Bank had no federal funds purchased from First National Banker’s Bank. As of March 31, 2010, the Bank participated in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members. The Company may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed $6.6 million, or 10% of the Bank’s total assets. Such deposits are generally considered a form of brokered deposits. As of March 31, 2010, the Bank held no reciprocal deposits or One-Way Buy deposits in the CDARS program.
At March 31, 2010, the Bank had outstanding loan commitments of $7.6 million to originate loans. At March 31, 2010, certificates of deposit scheduled to mature in less than one year totaled $16.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. The Bank intends to utilize its liquidity to fund its lending activities.
Contractual Cash Obligations. The following table summarizes our contractual cash obligations at March 31, 2010.

		Payments Due By Period
	Total at	To	1-3	4-5	After 5
	March 31, 2010	1 Year	Years	Years	Years
		(In thousands)
Certificates of deposit	$23,944	$16,584	$6,368	$992	$—

Total contractual obligations	$23,944	$16,584	$6,368	$992	$—

Hibernia Homestead Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At March 31, 2010, Hibernia Homestead Bank exceeded each of its capital requirements with ratios of 28.43%, 48.21% and 49.07%, respectively.

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
Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2010.

	Total Amounts	Amount of Commitment Expiration - Per Period
	Committed at	To	1-3	4-5	After 5
	March 31, 2010	1 Year	Years	Years	Years
	(In thousands)
Lines of credit	$672	$672	$—	$—	$—
Undisbursed portion of loans in process	1,265	1,265	—	—	—
Commitments to originate loans	7,603	7,603	—	—	—

Total commitments	$9,540	$9,540	$—	$—	$—

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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T — Controls and Procedures.
Our management evaluated, with the participation of our President and Chief Executive Officer and our Assistant Secretary and Chief Financial Officer, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Assistant Secretary and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities
The Company’s repurchases of its common stock made during the quarter ended March 31, 2010, are set forth in the table below:

Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
January 1, 2010 – January 31, 2010	—	$—	—	—
February 1, 2010 – February 28, 2010	—	—	—	55,667
March 1, 2010 – March 31, 2010	49,800	14.05	49,800	5,867

Total	49,800	$14.05	49,800	5,867

Notes to this table:

(a)
On February 12, 2010, the Company announced by press release its first stock repurchase program to repurchase 55,667 shares, or 5% of its outstanding common stock. The program does not have an expiration date.

The following table represents the purchasing activity of the Recognition and Retention Plan Trust as of March 31, 2010:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
January 1, 2010 – January 31, 2010	—	$—	—	44,533
February 1, 2010 – February 28, 2010	—	—	—	44,533
March 1, 2010 – March 31, 2010	6,700	13.80	6,700	37,833

Total	6,700	$13.80	6,700	37,833

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
Item 4 — (Removed and Reserved)
Item 5 — Other Information.
There are no matters required to be reported under this item.
Item 6 — Exhibits.
List of exhibits: (filed herewith unless otherwise noted)

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA HOMESTEAD BANCORP, INC.
Date: May 17, 2010	By:	/s/ A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer

Date: May 17, 2010	By:	/s/ Donna T. Guerra
Donna T. Guerra
Assistant Secretary and Chief Financial Officer