Form 10-Q
period 2010-06-30
HIBERNIA HOMESTEAD BANCORP, INC.
filed 2010-08-13
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2010, 1,057,667 shares of the Registrant’s common stock were issued and outstanding.

Hibernia Homestead Bancorp, Inc.
Form 10-Q

Hibernia Homestead Bancorp, Inc.
Consolidated Balance Sheets

	At June 30,	At December 31,
	2010	2009
	(Unaudited)
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$1,133	$1,067
Cash, Interest Bearing	15	16
Federal Funds Sold	2,650	5,150

Total Cash and Cash Equivalents	3,798	6,233

Certificates of Deposit	—	475
Investment Securities Available-for-Sale	5,738	8,293
Loans Receivable, Net	55,725	44,987
Accrued Interest Receivable	255	206
Investment in FHLB of Dallas Stock	171	171
Investment in FNBB Stock	210	210
Premises and Equipment, Net	5,083	5,127
Deferred Income Taxes	512	492
Prepaid Expenses and Other Assets	323	309

Total Assets	$71,815	$66,503

Liabilities and Equity

Liabilities
Deposits	$49,076	$42,640
Advance Payments by Borrowers for Taxes and Insurance	268	386
Accrued Interest Payable	7	2
Accounts Payable and Other Liabilities	163	79

Total Liabilities	49,514	43,107

Equity
Preferred Stock, $.01 par value — 1,000,000 Shares authorized; None Issued	—	—
Common Stock, $.01 par value — 9,000,000 Shares Authorized; 1,113,334 Issued; 1,057,667 and 1,113,334 Shares Outstanding at June 30, 2010 and December 31, 2009, respectively	11	11
Additional Paid-In Capital	10,388	10,365
Treasury Stock at cost — 55,667 shares at June 30, 2010 and none at December 31, 2009	(788)	—
Unallocated Common Stock held by:
Employee Stock Option Plan (ESOP)	(837)	(855)
Recognition and Retention Plan (RRP)	(293)	—
Accumulated Other Comprehensive Income	117	133
Retained Earnings	13,703	13,742

Total Equity	22,301	23,396

Total Liabilities and Equity	$71,815	$66,503

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
Interest Income
Loans Receivable
Mortgage Loans	$558	$484	$1,091	$952
Commercial Loans	200	13	329	15
Consumer and Other Loans	2	1	5	3
Federal Funds Sold	1	—	2	3
Mortgage-Backed Securities	56	111	120	233
Investment Securities	3	15	7	21
Other Investments and Deposits	—	4	1	4

Total Interest Income	820	628	1,555	1,231

Interest Expense
Deposits	153	135	294	305

Total Interest Expense	153	135	294	305

Net Interest Income	667	493	1,261	926

Provision for Loan Losses	10	—	10	15

Net Interest Income After
Provision for Loan Losses	657	493	1,251	911

Non-Interest Income
Other Income	5	7	12	15
Rental Income, Net of Related Expenses	26	29	57	43

Total Non-Interest Income	31	36	69	58

Non-Interest Expenses
Salaries and Employee Benefits	293	291	583	585
Occupancy Expenses	102	85	195	176
Data Processing	91	69	162	139
Advertising	31	14	57	16
Professional Fees	85	68	150	121
Insurance Expense	10	24	22	43
Supplies and Stationery	25	11	37	23
Telephone and Postage	13	14	28	26
Regulatory Assessments	16	31	34	43
Directors’ Fees	14	12	26	24
Franchise and Shares Taxes	12	—	24	—
Other Operating Expenses	26	37	53	68

Total Non-Interest Expenses	718	656	1,371	1,264

Loss Before Income Tax Benefit	(30)	(127)	(51)	(295)

Income Tax Benefit	(4)	(44)	(12)	(100)

Net Loss	$(26)	$(83)	$(39)	$(195)

Loss Per Common Share
Basic	$(0.03)	$(0.08)	$(0.04)	$(0.18)
Diluted	$(0.03)	$(0.08)	$(0.04)	$(0.18)
See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Equity (Unaudited)
Six Months Ended June 30, 2010 and 2009

				Unallocated	Unallocated	Accumulated
		Additional		Common	Common	Other
	Common	Paid-In	Treasury	Stock Held	Stock Held	Comprehensive	Retained
	Stock	Capital	Stock	by ESOP	by RRP	Income (Loss)	Earnings	Total
	(In Thousands)
BALANCE — January 1, 2009	$—	$—	$—	$—	$—	$108	$14,066	$14,174

Net Loss	—	—	—	—	—	—	(195)	(195)

Other Comprehensive Income	—	—	—	—	—	68	—	68

Issuance of Common Stock for Initial Public Offering	11	10,358	—	—	—	—	—	10,369

Shares Purchased for ESOP	—	—	—	(891)	—	—	—	(891)

ESOP Shares released for allocation	—	—	—	18	—	—	—	18

BALANCE — June 30, 2009	$11	$10,358	$—	$(873)	$—	$176	$13,871	$23,543

BALANCE — January 1, 2010	$11	$10,365	$—	$(855)	$—	$133	$13,742	$23,396

Net Loss	—	—	—	—	—	—	(39)	(39)

Other Comprehensive Loss	—	—	—	—	—	(16)	—	(16)

Shares Purchased for RRP	—	—	—	—	(293)	—	—	(293)

Purchase of Treasury Stock	—	—	(788)	—	—	—	—	(788)

ESOP Shares released for allocation	—	8	—	18	—	—	—	26

Stock-based compensation cost	—	15	—	—	—	—	—	15

BALANCE — June 30, 2010	$11	$10,388	$(788)	$(837)	$(293)	$117	$13,703	$22,301

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net Loss	$(39)	$(195)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities

Provision for Loan Losses	10	15
Deferred Income Taxes	(12)	(96)
Depreciation and Amortization	142	136
Net Discount Accretion	(4)	(11)
Non-Cash Compensation	41	18
(Increase) Decrease in:
Accrued Interest Receivable	(49)	(17)
Prepaid Expenses and Other Assets	(14)	689
(Decrease) Increase in:
Accrued Interest Payable	5	(4)
Accounts Payable and Other Liabilities	84	(369)

Net Cash Provided by Operating Activities	164	166

Cash Flows from Investing Activities
Net Increase in Loans Receivable	(10,748)	(3,669)
Purchases of Securities Available-for-Sale	—	(2,527)
Purchases of Certificates of Deposit	—	(1,055)
Maturities, Redemptions and Sales of Securities Available-for-Sale	2,535	1,508
Maturities, Redemptions and Sales of Certificates of Deposit	475	—
Purchase of Premises and Equipment	(98)	(19)

Net Cash Used in Investing Activities	(7,836)	(5,762)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	6,436	(9,266)
Net Decrease in Advance Payments by Borrowers for Taxes and Insurance	(118)	(171)
Proceeds from Issuance of Common Stock	—	11,133
Cost of Issuance of Common Stock	—	(764)
Purchase of Stock for ESOP	—	(891)
Purchase of Stock for RRP	(293)	—
Purchase of Treasury Stock	(788)	—

Net Cash Provided by Financing Activities	5,237	41

Net Decrease in Cash and Cash Equivalents	(2,435)	(5,555)

Cash and Cash Equivalents — Beginning of Period	6,233	6,870

Cash and Cash Equivalents — End of Period	$3,798	$1,315

Supplementary Schedule of Cash Flow Information
Cash Paid for Interest on Deposits and Borrowings	$289	$309

Market Value Adjustment for (Loss) Gain on Securities Available-for-Sale	$(24)	$99

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
The accompanying unaudited financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010, or any other period. These financial statements should be read in conjunction with the audited financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2010 (File No. 000-53555).

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
A majority of the Bank’s loan portfolio consists of single-family residential loans in the metropolitan New Orleans area. In recent periods, we began offering commercial real estate loans on both owner-occupied and non-owner occupied properties. It is our policy to lend in a first lien position on such properties. The majority of loans are secured by first mortgages and are expected to be repaid from the cash flows of the customers. During the second quarter of 2010, we also began making commercial and industrial loans. Some of the activities that the economy of this region is dependent upon include the petrochemical industry, the port of New Orleans, healthcare and tourism. Significant declines in economic activities in these areas could affect the borrowers’ ability to repay loans and cause a decline in value of assets securing the loan portfolio.
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
Impaired Loans (Continued)
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Impaired Securities
Securities available-for-sale or held-to-maturity for which, after acquisition, the Company believes it will not be able to collect all amounts due according to their contractual terms are considered to be other-than-temporarily impaired. In accordance with generally accepted accounting principles, securities considered to be other-than-temporarily impaired are written down to fair value, and any unrealized loss is charged to net income. The written down amount then becomes the security’s new cost basis.
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
In accordance with FASB ASC Topic No. 740 “Income Taxes” (formerly SFAS 109 “Accounting for Income Taxes”), the Company recognizes certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss carryforwards we have available. At June 30, 2010, the Company has net operating loss carryforwards of approximately $1.5 million. The net operating loss carryforwards expire as follows:

2027	$309
2028	922
2029	302

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

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In Thousands)

Net Loss	$(39)	$(195)
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (Loss) Gain on Securities Available-for-Sale	(16)	68

Total Other Comprehensive (Loss) Income	(16)	68

Total Comprehensive Loss	$(55)	$(127)

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
In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company.
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
In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends ASC Topic 310 “Receivables”. The primary objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. For public entities, the amendments pertaining to disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010.
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $31,000 and $14,000 for the three months ended June 30, 2010 and 2009, respectively, and $57,000 and $16,000 for the six months ended June 30, 2010 and 2009, respectively.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities
A summary of investment securities classified as trading, held-to-maturity and available-for-sale is presented below.
Trading Securities
The Company had no securities classified as trading securities at June 30, 2010 and December 31, 2009.
Held-to-Maturity
There were no held-to-maturity securities at June 30, 2010 or December 31, 2009.
Available-for-Sale
The carrying values and estimated market values of available-for-sale securities at June 30, 2010 and December 31, 2009, are summarized as follows:

	June 30, 2010 (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Government Agencies	$500	$7	$—	$507
Mortgage Backed Securities	5,061	170	—	5,231

Total Securities Available-for-Sale	$5,561	$177	$—	$5,738

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Government Agencies	$1,501	$8	$—	$1,509
Mortgage Backed Securities	6,591	193	—	6,784

Total Securities Available-for-Sale	$8,092	$201	$—	$8,293

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
Available-for-Sale (Continued)
The amortized cost and estimated market values of available-for-sale securities at June 30, 2010 and at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010 (Unaudited)
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$558	$568
Due After One Year Through Five Years	3,936	4,036
Due After Five Years Through Ten Years	786	835
Due After Ten Years Through Twenty Years	49	49
Due After Twenty Years	232	250

	$5,561	$5,738

	December 31, 2009
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$915	$919
Due After One Year Through Five Years	4,179	4,268
Due After Five Years Through Ten Years	2,649	2,739
Due After Ten Years Through Twenty Years	—	—
Due After Twenty Years	349	367

	$8,092	$8,293

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists. Management does not anticipate a requirement to sell any of Hibernia’s investment securities for liquidity or other operating purposes.
The proceeds from the sales, redemptions and maturities of securities available-for-sale for the six months ended June 30, 2010 and 2009 were approximately $2.5 million and $1.5 million, respectively. There were no gross realized gains for the three or six month periods ended June 30, 2010 or June 30, 2009.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
There were no gross unrealized losses in investment securities at June 30, 2010 or December 31, 2009 existing for continuous periods of less than 12 months or for continuous periods of 12 months or more.
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
Note 3. Loans Receivable
Loans receivable at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$39,248	$35,736
Multi-Family Residential	179	184
Second Mortgage Residential	212	219
Residential Construction and Land Loans	1,453	410
Commercial Loans Secured by Real Estate	12,147	8,447

Total Real Estate Loans	53,239	44,996

Commercial and Industrial Loans	2,469	—

Other Loans:
Home equity line of credit	277	244
Loans secured by deposits	25	25

Total Other Loans	302	269

Total Loans	56,010	45,265
Less:
Allowance for loan losses	340	330
Deferred loan fees	(55)	(52)

	285	278

Net Loans	$55,725	$44,987

Loans past due more than ninety days amounted to $157,000 and $0 at June 30, 2010 and December 31, 2009, respectively. Non-accruing loan balances amounted to $263,000 and $315,000 at June 30, 2010 and December 31, 2009, respectively.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Loans Receivable (Continued)
Activity in the allowance for loan losses is summarized as follows:

	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009
	(Unaudited)
	(In Thousands)
Balance, Beginning of Period	$330	$273
Provision Charged to Operating Expense	10	78
Loans Charged Off, Net of Recoveries	—	(21)

Balance, End of Period	$340	$330

At June 30, 2010 and December 31, 2009, the total recorded investment in impaired loans, all of which have reserves determined in accordance with FASB ASC Topic 310, amounted to $525,000 and $403,000, respectively. The allowance for loan losses related to impaired loans at June 30, 2010 and December 31, 2009 amounted to $34,000 and $26,000, respectively. Interest income recognized on impaired loans was not significant for the six months ended June 30, 2010 and 2009. The Bank is not committed to lend additional funds to debtors whose loans have been modified.
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
On April 22, 2010, an oil rig exploded in the Gulf of Mexico off the coast of Louisiana. Since that date a substantial amount of oil has leaked from the damaged well into the Gulf and it has only recently been fully contained. The spill poses a potentially grave threat to the coast of Louisiana and its estuaries. In addition, the spill has caused significant disruption to the gulf coast tourism and fishing industries. The U.S. Government imposed a six-month drilling moratorium on deepwater drilling rigs through November 30, 2010 and has implemented new safety regulations for all offshore drilling operations. The economic impact of the spill and the government imposed drilling moratorium on the economy of Louisiana has not been determined but could be severe. The Company is monitoring developments in the Gulf and will assess potential adverse impacts on the Bank’s customers as events unfold and more information is available. To date, there has been no discernable impact on the Bank’s loan portfolio.
Note 4. Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material impact on the Bank and the consolidated financial statements. As a savings and loan holding company, Hibernia is not subject to any regulatory capital requirements.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of June 30, 2010, that the Bank meets all capital adequacy requirements to which they are subject. The Bank was considered well capitalized according to its last regulatory examination.
The Bank, at June 30, 2010 and December 31, 2009, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in Thousands)
June 30, 2010
Tier 1 Capital (to Average Assets)	$18,532	27.08%	$2,737	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,532	39.92%	$1,857	4.00%
Total Risk-Based Capital (to Risk-Weighted Assets)	$18,872	40.66%	$3,713	8.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2009
Tier 1 Capital (to Average Assets)	$18,525	29.37%	$2,523	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,525	50.41%	$1,470	4.00%
Total Risk-Based Capital (to Risk-Weighted Assets)	$18,855	51.31%	$2,940	8.00%
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6. Disclosure About Fair Value of Financial Instruments (Continued)
The estimated fair values of the Bank’s financial instruments at June 30, 2010 and December 31, 2009, are as follows (reported in thousands):

	June 30, 2010
	(Unaudited)
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$3,798	$3,798
Investment Securities	5,738	5,738
Loans, net	55,725	55,744

	$65,261	$65,280

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$49,344	$48,344

Unrecognized Financial Instruments
Commitments to Extend Credit	$3,475	$3,475

	December 31, 2009
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$6,233	$6,233
Investment Securities	8,293	8,293
Certificates of Deposit	475	475
Loans, net	44,987	43,742

	$59,988	$58,743

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$43,026	$41,977

Unrecognized Financial Instruments
Commitments to Extend Credit	$8,519	$8,519

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

The following table presents the Bank’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Investment Securities	$5,738	$—	$5,738	$—

Total	$5,738	$—	$5,738	$—

Liabilities	$—	$—	$—	$—

Total	$—	$—	$—	$—

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 8. Employee Stock Ownership Plan
In connection with the Conversion, the Company established an employee stock ownership plan (“ESOP”) that provides retirement benefits to all eligible employees of Hibernia Homestead Bank. On January 27, 2009, the ESOP borrowed $890,660 from the Company and used these funds to purchase 8%, or 89,066 shares, of the shares sold in the Company’s initial public offering. As the loan is repaid and shares are released from collateral, the shares are allocated to the ESOP participants based on their individual compensation as a percentage of total compensation of all eligible participants. The Bank recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period. ESOP compensation expense for the quarters ended June 30, 2010 and 2009 amounted to $13,000 and $11,000, respectively. ESOP Compensation expense for the six months ended June 30, 2010 and 2009 amounted to $26,000 and $18,000, respectively.
Note 9. Recognition and Retention Plan
On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Recognition and Retention Plan. The 2009 Recognition and Retention Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may make grants under the 2009 Recognition and Retention Plan to eligible participants based on these factors. Plan participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards shall be forfeited. As of June 30, 2010, 11,133 shares have been awarded under the Plan.
The Recognition and Retention Plan Trust (“RRP”) has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust will acquire 4%, or 44,533 shares, of the shares sold in the Company’s initial public offering, which will be held in the Trust subject to the Plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. As of June 30, 2010, 20,000 shares have been acquired by the Trust.
Note 10. Stock Option Plan
On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Stock Option Plan. The 2009 Stock Option Plan will provide the Company’s directors and key employees with a proprietary interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant. As of June 30, 2010, 63,833 options have been granted to eligible employees. For the quarter and six months ended June 30, 2010 the Company recognized $14,000 and $15,000, respectively, of compensation expense related to stock options granted. For the six months ended June 30, 2009, the Company recognized no compensation expense related to stock options.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 11. Subsequent Events
In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2010. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009
Hibernia Homestead Bancorp’s total assets increased $5.3 million, or 8%, to $71.8 million at June 30, 2010 compared to $66.5 million at December 31, 2009. During the first six months of 2010, net loans receivable increased $10.7 million offset by a decrease of $2.6 million in investment securities available-for-sale and a decrease of $2.5 million in federal funds sold. The decrease of $2.4 million in cash and cash equivalents as of June 30, 2010, is primarily a result of the funding of new loans. Our net loans receivable increased by $10.7 million, or 23.9%, to $55.7 million at June 30, 2010, compared to $45.0 million at December 31, 2009 primarily due to an increase in commercial loans secured by real estate of $3.7 million, a $2.5 million increase in commercial and industrial loans, an increase of $3.5 million in residential mortgage loans and a $1.0 million increase in residential construction loans. During the first six months of 2010 our total loan originations amounted to approximately$13.1 million and loan principal repayments were approximately $2.4 million. Our total investment securities amounted to $5.7 million at June 30, 2010, compared to $8.3 million at December 31, 2009, a decrease of $2.6 million, or 30.8%. The decrease in investment securities was due to maturities and redemptions of securities available-for-sale received during the period.
Hibernia’s deposits increased $6.4 million, or 15.1%, to $49.1 million at June 30, 2010, compared to $42.6 million at December 31, 2009. The Bank had no Federal Home Loan Bank advances at June 31, 2010, or December 31, 2009, as we continued our strategy in recent periods of managing interest rate risk by paying down higher cost borrowings. Our stockholders’ equity amounted to $22.3 million at June 30, 2010 compared to $23.4 million at December 31, 2009, a decrease of $1.1 million, or 4.7%. The decrease in stockholders’ equity was due primarily to purchases of treasury stock for an aggregate purchase price of $788,000 and purchases of shares to fund our Recognition and Retention Plan of $293,000 and, to a lesser extent, our net loss of $39,000 for the six months ended June 30, 2010, and other comprehensive loss of $16,000. During the first six months of 2010 we repurchased 55,667 shares of the Company’s common stock as treasury stock and purchased 20,000 shares to fund our Recognition and Retention Plan.
Comparison of Operating Results for the Three and Six Months Ended June 30, 2010 and 2009.
For the three months ended June 30, 2010, Hibernia Homestead Bancorp had a net loss of $26,000 compared to a net loss of $83,000 for the three months ended June 30, 2009. Our results in the 2010 quarterly period reflect an increase in our net interest margin for the quarter ended June 30, 2010. Our net interest margin increased by 39 basis points to 4.35% for the three months ended June 30, 2010 compared to 3.96% for the three months ended June 30, 2009, while our average interest rate spread improved to 3.92% for the three months ended June 30, 2010, compared to 3.37% for the three months ended June 30, 2009. During the three months ended June 30, 2010, the average rate paid on certificates of deposit decreased 64 basis points from 2.38% for the three months ended June 30, 2009, to 1.74% for the three months ended June 30, 2010.
For the six months ended June 30, 2010, our net loss was $39,000 compared to a net loss of $195,000 for first six months of 2009. Our results in the 2010 period reflect in part an increase in our net interest margin for the six months ended June 30, 2010. In addition, our non-interest expenses increased $107,000, or 8.5%, over the prior six month period. For the first six months of 2010, our net interest margin and average interest rate spread were 4.24% and 3.78%, respectively, compared to 3.74% and 3.15%, respectively for the six months ended June 30, 2009. During the first six months of 2010, the average rate paid on certificates of deposit decreased 75 basis points from 2.57% for the six months ended June 30, 2009, to 1.82% for the six months ended June 30, 2010. Lower rates on certificates of deposit during the six months ended June 30, 2010 reflect general interest rate declines during the period.

Interest Income. Hibernia’s total interest income was $820,000 for the three months ended June 30, 2010, compared to $628,000 for the three months ended June 30, 2009, a $192,000 or 30.6% increase. The increase in interest income in the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was due primarily to an increase in loans and a decrease in lower yielding investment securities as a percentage of earning assets. The average yield on our interest-earning assets was 5.33% for the three months ended June 30, 2010, compared to 5.03% for the comparable period in 2009. Average interest-earning assets were $61.5 million for the three months ended June 30, 2010, compared to $49.9 million for the comparable period in 2009.
For the six months ended June 30, 2010, total interest income was $1.6 million, compared to $1.2 million for the six months ended June 30, 2009, a $324,000, or 26.3% increase. The increase in interest income for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was due primarily to an increase in loans and a decrease in lower yielding investment securities as a percentage of earning assets. The average yield on our interest-earning assets was 5.18% for the six months ended June 30, 2010, compared to 4.93% for the comparable period in 2009. Average interest-earning assets were $60.1 million for the six months ended June 30, 2010, compared to $49.9 million for the comparable period in 2009.
Interest Expense. Hibernia’s total interest expense was $153,000 for the three months ended June 30, 2010, compared to $135,000 for the three months ended June 30, 2009, an increase of $18,000, or 13.3%. The increase in interest expense for the three month period ended June 30, 2010 was primarily due to an increase in interest-bearing deposits partially offset by a reduction in the average rate paid on certificates of deposit. Our average rate paid on interest-bearing liabilities was 1.41% for the three months ended June 30, 2010, compared to 1.66% for the three months ended June 30, 2009.
Our total interest expense was $294,000 for the six months ended June 30, 2010, compared to $305,000 for the six months ended June 30, 2009, a decrease of $11,000, or 3.6%. The decrease in interest expense for the six months ended June 30, 2010 was primarily due to lower average rates of interest paid on our certificates of deposit in the 2010 period combined with decreases in the average balances of certificates of deposit. For the six months ended June 30, 2010, our average rate paid on interest-bearing liabilities was 1.40%, compared to 1.78% for the six months ended June 30, 2009.
Non-Interest Income. Hibernia’s non-interest income consists of rental income, net of related expenses, fees and service charges, and realized gains and losses on investments.
Hibernia’s total non-interest income amounted to $31,000 for the three months ended June 30, 2010, compared to $36,000 for the three months ended June 30, 2009, a $5,000, or 13.9%, decrease. The decrease for the three month period was primarily due to lower rental income as property previously leased was converted to a branch office in 2009.
For the six months ended June 30, 2010, our non-interest income was $69,000, compared to $58,000 for the six months ended June 30, 2009, an $11,000, or 19.0%, increase. The increase for the six month period was primarily due to lower maintenance costs associated with the related rental properties, partially offset by lower rental income as property previously leased was converted to a branch office in 2009.
Non-Interest Expense. Hibernia’s total non-interest expense increased by $62,000, or 9.5%, to $718,000 for the three months ended June 30, 2010, compared to $656,000 for the three months ended June 30, 2009. For the six months ended June 30, 2010, compared to the six months ended June 30, 2009, our non-interest expense increased by $107,000, or 8.5%. The primary reasons for the increase in non-interest expense for the three months and six months ended June 30, 2010 was higher data processing, occupancy and advertising expenses, along with an increase in professional fees and franchise and shares taxes.

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

	Three Months Ended June 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance(3)	Interest(3)	Rate(1)	Balance(3)	Interest(3)	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$54,000	$760	5.63%	$34,319	$498	5.80%
Investment securities	6,113	59	3.81	13,623	126	3.70
Other interest-earning assets	1,401	1	0.26	1,938	4	0.74

Total interest-earning assets	61,514	820	5.33%	49,880	628	5.03%

Non-interest-earning assets	7,604			7,337

Total assets	$69,118			$57,217

Interest-bearing liabilities:
Savings, NOW and money market accounts	17,119	37	0.87%	13,613	22	0.65%
Certificates of deposit	26,500	116	1.74	19,003	113	2.38

Total interest-bearing deposits	43,619	153	1.41%	32,616	135	1.66%
FHLB advances and Federal Funds Purchased	789	—	—	—	—	—

Total interest-bearing liabilities	44,408	153	1.41%	32,616	135	1.66%

Non-interest-bearing liabilities	2,173			946

Total liabilities	46,581			33,562
Equity	22,537			23,655

Total liabilities and equity	$69,118			$57,217

Net interest-earning assets	$17,106			$17,264

Net interest income; average interest rate spread		$667	3.92%		$493	3.37%

Net interest margin(2)			4.35%			3.96%

Average interest-earning assets to average interest-bearing liabilities			138.52%			152.93%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

(3)	Amounts that do not round to $1,000 are reflected as none.

	Six Months Ended June 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance(3)	Interest(3)	Rate(1)	Balance(3)	Interest(3)	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$50,304	$1,425	5.66%	$33,211	$970	5.84%
Investment securities	6,589	127	3.85	13,173	254	3.86
Other interest-earning assets	3,169	3	0.21	3,531	7	0.41

Total interest-earning assets	60,062	1,555	5.18%	49,915	1,231	4.93%

Non-interest-earning assets	7,532			7,398

Total assets	$67,594			$57,313

Interest-bearing liabilities:
Savings, NOW and money market accounts	16,928	64	0.77%	15,052	58	0.77%
Certificates of deposit	25,364	230	1.82	19,379	247	2.57

Total interest-bearing deposits	42,292	294	1.40	34,431	305	1.78
FHLB advances	397	—	—	—	—	—

Total interest-bearing liabilities	42,689	294	1.40%	34,431	305	1.78%

Non-interest-bearing liabilities	2,033			592

Total liabilities	44,722			35,023
Retained earnings	22,872			22,290

Total liabilities and retained earnings	$67,594			$57,313

Net interest-earning assets	$17,373			$15,484

Net interest income; average interest rate spread		$1,261	3.78%		$926	3.15%

Net interest margin(2)			4.24%			3.74%

Average interest-earning assets to average interest-bearing liabilities			140.70%			144.97%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

(3)	Amounts that do not round to $1,000 are reflected as none.
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
Hibernia’s nonperforming assets, defined as non-accrual loans, accruing loans past due 90 days or more and foreclosed property, totaled $263,000, or 0.4%, of total assets at June 30, 2010, compared to $315,000, or 0.5%, of total assets at December 31, 2009. The non-performing loans totaling $263,000 at June 30, 2010, consist of two loans secured by first mortgages on one-to-four family residential real estate. Management believes that the allowance for loan losses is sufficient to cover any losses that may be incurred on these loans. The Company had no foreclosed property at June 30, 2010 or December 31, 2009.
Loan loss provisions of $10,000 and -0- were made to the allowance for loan losses during the three months ended June 30, 2010 and 2009.
Loan loss provisions of $10,000 were made to the allowance for loan losses during the six months ended June 30, 2010, compared to $15,000 for the six months ended June 30, 2009.
To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.
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
On April 22, 2010, an oil rig exploded in the Gulf of Mexico off the coast of Louisiana. Since that date a substantial amount of oil has leaked from the damaged well into the Gulf and it has only recently been fully contained. The spill poses a potentially grave threat to the coast of Louisiana and its estuaries. In addition, the spill has caused significant disruption to the gulf coast tourism and fishing industries. The U.S. Government imposed a six-month drilling moratorium on deepwater drilling rigs through November 30, 2010 and has implemented new safety regulations for all offshore drilling operations. The economic impact of the spill and the government imposed drilling moratorium on the economy of Louisiana has not been determined but could be severe. The Company is monitoring developments in the Gulf and will assess potential adverse impacts on the Bank’s customers as events unfold and more information is available. To date, there has been no discernable impact on the Bank’s loan portfolio.
Liquidity and Capital Resources
Hibernia maintains levels of liquid assets deemed adequate by management. Hibernia adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Hibernia also adjusts liquidity as appropriate to meet asset and liability management objectives.
Hibernia’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, rental income and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Hibernia sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Hibernia Homestead Bancorp’s cash and cash equivalents amounted to $3.8 million at June 30, 2010.

A significant portion of the Hibernia’s liquidity consists of non-interest earning deposits. Primary sources of cash are principal repayments on loans and increases in deposit accounts. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At June 30, 2010, Hibernia did not have any advances from the Federal Home Loan Bank of Dallas and had $3.2 million in borrowing capacity. At June 30, 2010, the Bank was also a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Bank federal funds in an amount not to exceed $5.7 million. As of June 30, 2010, Hibernia Homestead Bank had no federal funds purchased from First National Banker’s Bank. As of June 30, 2010, the Bank participated in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members. The Company may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed $6.6 million, or 10% of the Bank’s total assets. Such deposits are generally considered a form of brokered deposits. As of June 30, 2010, the Bank held no reciprocal deposits and has $3.0 million in One-Way Buy deposits from the CDARS program.
At June 30, 2010, the Bank had outstanding loan commitments of $3.5 million to originate loans. At June 30, 2010, certificates of deposit scheduled to mature in less than one year totaled $17.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. The Bank intends to utilize its liquidity to fund its lending activities.
Contractual Cash Obligations. The following table summarizes our contractual cash obligations at June 30, 2010.

		Payments Due By Period
	Total at	To	1-3	4-5	After 5
	June 30, 2010	1 Year	Years	Years	Years
	(In thousands)
Certificates of deposit	$29,671	$16,953	$10,686	$2,032	$—

Total contractual obligations	$29,671	$16,953	$10,686	$2,032	$—

Hibernia Homestead Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At June 30, 2010, Hibernia Homestead Bank exceeded each of its capital requirements with ratios of 27.08%, 39.92% and 40.66%, respectively.
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

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2010.

	Total Amounts	Amount of Commitment Expiration — Per Period
	Committed at June	To	1-3	4-5	After 5
	30, 2010	1 Year	Years	Years	Years
	(In thousands)
Lines of credit	$1,519	$1,519	$—	$—	$—
Undisbursed portion of loans in process	1,412	1,412	—	—	—
Commitments to originate loans	3,475	3,475	—	—	—

Total commitments	$6,406	$6,406	$—	$—	$—

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

Item 3	— Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4	— Controls and Procedures.
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
(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities
The Company’s repurchases of its common stock made during the three month period ended June 30, 2010, are set forth in the table below:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
April 1, 2010 – April 30, 2010	5,867	$15.05	5,867	—
May 1, 2010 – May 31, 2010	—	—	—	52,883
June 1, 2010 – June 30, 2010	—	—	—	52,883

Total	5,867	$15.05	5,867	52,883

Notes to this table:
(a)
On February 12, 2010, the Company announced by press release its first stock repurchase program to repurchase 55,667 shares, or 5% of its outstanding common stock. As of June 30, 2010, the maximum number of shares has been purchased under this program. (b) On May 27, 2010, the Company announced by press release its second stock repurchase program to repurchase 52,883 shares, or 5% of its outstanding common stock. The program does not have an expiration date.

The following table represents the purchasing activity of the Recognition and Retention Plan Trust during the three month period ended June 30, 2010:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
April 1, 2010 – April 30, 2010	—	$—	—	37,833
May 1, 2010 – May 31, 2010	13,300	15.05	13,300	24,533
June 1, 2010 – June 30, 2010	—	—	—	24,533

Total	13,300	$15.05	13,300	24,533

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

HIBERNIA HOMESTEAD BANCORP, INC.
Date: August 13, 2010	By:	/s/ A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer

Date: August 13, 2010	By:	/s/ Donna T. Guerra
Donna T. Guerra
Assistant Secretary and Chief Financial Officer