Form 10-Q
period 2010-09-30
HIBERNIA HOMESTEAD BANCORP, INC.
filed 2010-11-15
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2010, 1,032,667 shares of the Registrant’s common stock were issued and outstanding.

Hibernia Homestead Bancorp, Inc.
Form 10-Q

Hibernia Homestead Bancorp, Inc.
Consolidated Balance Sheets

	At September 30,	At December 31,
	2010	2009
	(Unaudited)
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$1,424	$1,067
Cash, Interest Bearing	26	16
Federal Funds Sold	1,300	5,150

Total Cash and Cash Equivalents	2,750	6,233

Certificates of Deposit	100	475
Investment Securities Available-for-Sale	5,202	8,293
Loans Receivable, Net	57,490	44,987
Accrued Interest Receivable	259	206
Investment in FHLB of Dallas Stock	171	171
Investment in FNBB Stock	210	210
Premises and Equipment, Net	5,032	5,127
Deferred Income Taxes	515	492
Prepaid Expenses and Other Assets	330	309

Total Assets	$72,059	$66,503

Liabilities and Equity

Liabilities
Deposits	$49,109	$42,640
Advance Payments by Borrowers for Taxes and Insurance	419	386
Accrued Interest Payable	12	2
Accounts Payable and Other Liabilities	204	79

Total Liabilities	49,744	43,107

Equity
Preferred Stock, $.01 par value — 1,000,000 Shares authorized; None Issued	—	—
Common Stock, $.01 par value — 9,000,000 Shares Authorized; 1,113,334 Issued; 1,057,667 and 1,113,334 Shares Outstanding at September 30, 2010 and December 31, 2009, respectively	11	11
Additional Paid-In Capital	10,431	10,365
Treasury Stock at cost — 55,667 shares at September 30, 2010 and none at December 31, 2009	(788)	—
Unallocated Common Stock held by:
Employee Stock Option Plan (ESOP)	(828)	(855)
Recognition and Retention Plan (RRP)	(293)	—
Accumulated Other Comprehensive Income	112	133
Retained Earnings	13,670	13,742

Total Equity	22,315	23,396

Total Liabilities and Equity	$72,059	$66,503

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
Interest Income
Loans Receivable
Mortgage Loans	$573	$494	$1,664	$1,446
Commercial Loans	214	56	543	71
Consumer and Other Loans	4	2	8	4
Federal Funds Sold	—	1	3	4
Mortgage-Backed Securities	51	82	171	316
Investment Securities	3	11	10	31
Other Investments and Deposits	3	3	4	7

Total Interest Income	848	649	2,403	1,879

Interest Expense
Deposits	173	134	467	439

Total Interest Expense	173	134	467	439

Net Interest Income	675	515	1,936	1,440

Provision for Loan Losses	28	33	38	48

Net Interest Income After
Provision for Loan Losses	647	482	1,898	1,392

Non-Interest Income
Realized Gains and Losses on Investments	—	83	—	83
Other Income	6	9	18	24
Rental Income, Net of Related Expenses	25	22	82	65

Total Non-Interest Income	31	114	100	172

Non-Interest Expenses
Salaries and Employee Benefits	322	293	904	878
Occupancy Expenses	137	88	331	264
Data Processing	78	70	240	209
Advertising	21	71	78	86
Professional Fees	62	55	210	176
Insurance Expense	1	19	24	62
Supplies and Stationery	22	12	57	35
Telephone and Postage	14	16	42	42
Regulatory Assessments	17	9	53	52
Directors’ Fees	11	12	38	36
Franchise and Shares Taxes	3	—	27	—
Other Operating Expenses	23	37	78	104

Total Non-Interest Expenses	711	682	2,082	1,944

Loss Before Income Tax Benefit	(33)	(86)	(84)	(380)

Income Tax Benefit	—	(30)	(12)	(129)

Net Loss	$(33)	$(56)	$(72)	$(251)

Loss Per Common Share
Basic	$(0.03)	$(0.05)	$(0.07)	$(0.23)
Diluted	$(0.03)	$(0.05)	$(0.07)	$(0.23)
See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Equity (Unaudited)
Nine Months Ended September 30, 2010 and 2009

				Unallocated	Unallocated	Accumulated
		Additional		Common	Common	Other
	Common	Paid-In	Treasury	Stock Held	Stock Held	Comprehensive	Retained
	Stock	Capital	Stock	by ESOP	by RRP	Income (Loss)	Earnings	Total
	(In Thousands)

BALANCE — January 1, 2009	$—	$—	$—	$—	$—	$108	$14,066	$14,174

Net Loss	—	—	—	—	—	—	(251)	(251)

Other Comprehensive Income	—	—	—	—	—	45	—	45

Issuance of Common Stock for Initial Public Offering	11	10,356	—	—	—	—	—	10,367

Shares Purchased for ESOP	—	—	—	(891)	—	—	—	(891)

ESOP Shares released for allocation	—	5	—	27	—	—	—	32

BALANCE — September 30, 2009	$11	$10,361	$—	$(864)	$—	$153	$13,815	$23,476

BALANCE — January 1, 2010	$11	$10,365	$—	$(855)	$—	$133	$13,742	$23,396

Net Loss	—	—	—	—	—	—	(72)	(72)

Other Comprehensive Loss	—	—	—	—	—	(21)	—	(21)

Shares Purchased for RRP	—	—	—	—	(293)	—	—	(293)

Purchase of Treasury Stock	—	—	(788)	—	—	—	—	(788)

ESOP Shares released for allocation	—	12	—	27	—	—	—	39

RRP Shares earned	—	13	—	—	—	—	—	13

Stock-based compensation cost	—	41	—	—	—	—	—	41

BALANCE — September 30, 2010	$11	$10,431	$(788)	$(828)	$(293)	$112	$13,670	$22,315

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net Loss	$(72)	$(251)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Provision for Loan Losses	38	48
Foreclosed Assets Valuation Adjustment	—	10
Deferred Income Taxes	(12)	(129)
Depreciation and Amortization	215	204
Net Discount Accretion	(6)	(22)
Gain on Sale of Securities	—	83
Non-Cash Compensation	93	32
(Increase) Decrease in:
Accrued Interest Receivable	(53)	(7)
Prepaid Expenses and Other Assets	(21)	698
(Decrease) Increase in:
Accrued Interest Payable	10	(3)
Accounts Payable and Other Liabilities	125	(402)

Net Cash Provided by Operating Activities	317	261

Cash Flows from Investing Activities
Net Increase in Loans Receivable	(12,541)	(7,642)
Purchases of Securities Available-for-Sale	—	(2,527)
Purchases of Certificates of Deposit	(100)	(1,055)
Sales, Maturities and Redemptions of Securities Available-for-Sale	3,065	5,160
Maturities and Redemptions of Certificates of Deposit	475	340
Capital Improvements to Foreclosed Assets	—	(45)
Proceeds from Sales of Foreclosed Assets	—	10
Purchase of Premises and Equipment	(120)	(49)

Net Cash Used in Investing Activities	(9,221)	(5,808)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	6,469	(6,355)
Net Increase (Decrease) in Advance Payments by Borrowers for Taxes and Insurance	33	(41)
Proceeds from Issuance of Common Stock	—	11,133
Cost of Issuance of Common Stock	—	(766)
Purchase of Stock for ESOP	—	(891)
Purchase of Stock for RRP	(293)	—
Purchase of Treasury Stock	(788)	—

Net Cash Provided by Financing Activities	5,421	3,080

Net Decrease in Cash and Cash Equivalents	(3,483)	(2,467)

Cash and Cash Equivalents — Beginning of Period	6,233	6,870

Cash and Cash Equivalents — End of Period	$2,750	$4,403

Supplementary Schedule of Cash Flow Information
Cash Paid for Interest on Deposits and Borrowings	$457	$442

Market Value Adjustment for (Loss) Gain on Securities Available-for-Sale	$(32)	$68

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
On January 27, 2009, Hibernia Homestead Bank (the “Bank”) completed its conversion from a mutual to a stock form of organization as a subsidiary of Hibernia Homestead Bancorp, Inc. (the “Company”), and the Company completed an initial public offering in which it issued 1,113,334 shares of its common stock for a total of $11,133,340 in gross offering proceeds.
Hibernia Homestead Bank is a Louisiana-chartered and FDIC-insured savings bank and provides a variety of financial services primarily to individual customers through its three branches in New Orleans and Metairie, Louisiana. The Bank’s primary deposit products are checking accounts, money market accounts, interest-bearing savings and certificates of deposit. Its primary lending products are residential mortgage loans, commercial loans secured by real estate, and commercial and industrial loans. The Bank provides services to customers in the New Orleans, Metairie and surrounding areas.
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
The accompanying unaudited financial statements were prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010, or any other period. These financial statements should be read in conjunction with the audited financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2010 (File No. 000-53555).

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
A majority of the Bank’s loan portfolio consists of single-family residential loans in the metropolitan New Orleans area. In recent periods, we began offering commercial real estate loans on both owner-occupied and non-owner occupied properties. It is our policy to lend in a first lien position on such properties. The majority of loans are secured by first mortgages and are expected to be repaid from the cash flows of the customers. During the second quarter of 2010, we also began making commercial and industrial loans. Some of the activities that the economy of this region are dependent upon include the petrochemical industry, the port of New Orleans, healthcare and tourism. Significant declines in economic activities in these areas could affect the borrowers’ ability to repay loans and cause a decline in value of assets securing the loan portfolio.
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
Allowance for Loan Losses
The allowance for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is comprised of specific allowances and a general allowance. Specific allowances are assessed for each loan that is identified as impaired and for which a probable loss has been identified. The allowance related to impaired loans is based on discounted expected future cash flows (using the loan’s initial effective interest rate), the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans. Factors contributing to the determination of specific allowances include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General allowances are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type. In addition, the general allowance considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.
Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the general allowance levels. The allowance for loan losses is based on management’s estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate. The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings. Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.
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
Loan Origination Fees and Related Costs
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
Securities
FASB ASC Topic 320 “Investments — Debt and Equity Securities” (which includes former SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”) requires the classification of securities into one of three categories: Trading, Available-for-Sale or Held-to-Maturity.
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
Investment in FHLB of Dallas and FNBB Stock
The Bank maintains investments in membership stocks of the Federal Home Loan Bank (FHLB) of Dallas and First National Bankers Bank (FNBB). The carrying amounts of these investments are stated at cost. The Bank is required by law to have an investment in stock of the Federal Home Loan Bank of Dallas. The current membership investment requirement is .06% of the member’s total assets, and the activity-based requirement is 4.1% of advances and applicable Mortgage Partnership Finance assets.
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
In accordance with FASB ASC Topic No. 740 “Income Taxes” (formerly SFAS 109 “Accounting for Income Taxes”), the Company recognizes certain tax assets whose realization depends upon generating future taxable income. These tax assets can only be realized through the generation of future taxable income and thereby utilizing the net operating loss carryforwards we have available. At September 30, 2010, the Company has net operating loss carryforwards of approximately $1.5 million. The net operating loss carryforwards expire as follows:

2027	$309
2028	937
2029	291

$1,536

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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Earnings Per Share
Earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.
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

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In Thousands)
Net Loss	$(72)	$(251)
Other Comprehensive (Loss) Income, Net of Tax
Unrealized (Loss) Gain on Securities Available-for-Sale	(21)	45

Total Other Comprehensive (Loss) Income	(21)	45

Total Comprehensive Loss	$(93)	$(206)

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
In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Since the Company’s unvested restricted stock awards do not contain non-forfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the adoption of this guidance had no impact on the Company.

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
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $21,000 and $71,000 for the three months ended September 30, 2010 and 2009, respectively, and $78,000 and $86,000 for the nine months ended September 30, 2010 and 2009, respectively.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities
A summary of investment securities classified as trading, held-to-maturity and available-for-sale is presented below.
Trading Securities
The Company had no securities classified as trading securities at September 30, 2010 and December 31, 2009.
Held-to-Maturity
There were no held-to-maturity securities at September 30, 2010 or December 31, 2009.
Available-for-Sale
The carrying values and estimated market values of available-for-sale securities at September 30, 2010 and December 31, 2009, are summarized as follows:

	September 30, 2010 (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Government Agencies	$500	$4	$—	$504
Mortgage Backed Securities	4,533	165	—	4,698

Total Securities Available-for-Sale	$5,033	$169	$—	$5,202

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Government Agencies	$1,501	$8	$—	$1,509
Mortgage Backed Securities	6,591	193	—	6,784

Total Securities Available-for-Sale	$8,092	$201	$—	$8,293

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
Available-For-Sale (Continued)
The amortized cost and estimated market values of available-for-sale securities at September 30, 2010 and at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010 (Unaudited)
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$455	$461
Due After One Year Through Five Years	3,605	3,704
Due After Five Years Through Ten Years	714	761
Due After Ten Years Through Twenty Years	46	46
Due After Twenty Years	213	230

	$5,033	$5,202

	December 31, 2009
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$915	$919
Due After One Year Through Five Years	4,179	4,268
Due After Five Years Through Ten Years	2,649	2,739
Due After Ten Years Through Twenty Years	—	—
Due After Twenty Years	349	367

	$8,092	$8,293

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists. Management does not anticipate a requirement to sell any of Hibernia’s investment securities for liquidity or other operating purposes.
The proceeds from the sales, redemptions and maturities of securities available-for-sale for the nine months ended September 30, 2010 and 2009 were approximately $3.1 million and $5.2 million, respectively. There were no gross realized gains for the three or nine month periods ended September 30, 2010. There were $83,000 of gross realized gains for the three and nine month periods ended September 30, 2009.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
There were no gross unrealized losses in investment securities at September 30, 2010 or December 31, 2009 existing for continuous periods of less than 12 months or for continuous periods of 12 months or more.
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
Note 3. Loans Receivable
Loans receivable at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In Thousands)
Real Estate Loans:
One-to-Four Family Residential	$39,932	$35,736
Multi-Family Residential	176	184
Second Mortgage Residential	209	219
Residential Construction and Land Loans	2,100	410
Commercial Loans Secured by Real Estate	12,539	8,447

Total Real Estate Loans	54,956	44,996

Commercial and Industrial Loans	2,421	—

Other Loans:
Home equity lines of credit	397	244
Loans secured by deposits	24	25

Total Other Loans	421	269

Total Loans	57,798	45,265
Less:
Allowance for loan losses	368	330
Deferred loan fees	(60)	(52)

	308	278

Net Loans	$57,490	$44,987

Loans past due more than ninety days amounted to $246,000 and $0 at September 30, 2010 and December 31, 2009, respectively. Non-accruing loan balances amounted to $501,000 and $315,000 at September 30, 2010 and December 31, 2009, respectively.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Loans Receivable (Continued)
Activity in the allowance for loan losses is summarized as follows:

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
	(Unaudited)
	(In Thousands)

Balance, Beginning of Period	$330	$273
Provision Charged to Operations	38	78
Loans Charged Off, Net of Recoveries	—	(21)

Balance, End of Period	$368	$330

At September 30, 2010 and December 31, 2009, the total recorded investment in impaired loans, all of which have allowances determined in accordance with FASB ASC Topic 310, amounted to $649,000 and $403,000, respectively. The allowance for loan losses related to impaired loans at September 30, 2010 and December 31, 2009 amounted to $58,000 and $26,000, respectively. Interest income recognized on impaired loans was not significant for the nine months ended September 30, 2010 and 2009. The Bank is not committed to lend additional funds to debtors whose loans have been modified.
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
On April 22, 2010, an oil rig exploded in the Gulf of Mexico off the coast of Louisiana. As a result, a substantial amount of oil has leaked from the damaged well into the Gulf. In mid July 2010 the spill was contained. The spill caused significant disruption to the gulf coast tourism and fishing industries. The U.S. Government imposed a six-month drilling moratorium on deepwater drilling rigs through November 30, 2010, and has implemented new safety regulations for all offshore drilling operations. The drilling moratorium was lifted in September, 2010. The economic impact of the spill and the drilling moratorium on the economy of Louisiana has not been fully determined. To date, there has been no discernable impact on the Bank’s loan portfolio.
Note 4. Earnings Per Share
The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding. The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method. Due to the net loss attributable to common shareholders for the three and nine months ended September 30, 2010 and 2009, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been anti-dilutive.
Stock options of 63,833 with a weighted average exercise price of $14.65 per share for the three months and nine months ended September 30, 2010 were excluded from diluted shares. Other equity awards of 11,133 for the three months and nine months ended September 30, 2010 were also excluded from diluted shares. There were no share-based awards outstanding at September 30, 2009.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5. Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material impact on the Bank and the consolidated financial statements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of September 30, 2010, that the Bank meets all capital adequacy requirements to which they are subject. The Bank was considered well capitalized according to its last regulatory examination.
The Bank, at September 30, 2010 and December 31, 2009, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in Thousands)
September 30, 2010
Tier 1 Capital (to Average Assets)	$18,516	25.87%	$2,863	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,516	38.47%	$1,925	4.00%
Total Risk-Based Capital (to Risk-Weighted Assets)	$18,884	39.24%	$3,850	8.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2009
Tier 1 Capital (to Average Assets)	$18,525	29.37%	$2,523	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,525	50.41%	$1,470	4.00%
Total Risk-Based Capital (to Risk-Weighted Assets)	$18,855	51.31%	$2,940	8.00%

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6. Mutual to Stock Conversion
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
Note 7. Disclosure About Fair Value of Financial Instruments
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 7. Disclosure About Fair Value of Financial Instruments (Continued)
The estimated fair values of the Bank’s financial instruments at September 30, 2010 and December 31, 2009, are as follows (reported in thousands):

	September 30, 2010
	(Unaudited)
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$2,750	$2,750
Investment Securities	5,202	5,202
Certificates of Deposit	100	100
Loans, net	57,490	57,456

	$65,442	$65,508

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$49,528	$48,764

Unrecognized Financial Instruments
Commitments to Originate Loans	$7,335	$7,335

	December 31, 2009
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$6,233	$6,233
Investment Securities	8,293	8,293
Certificates of Deposit	475	475
Loans, net	44,987	43,742

	$59,988	$58,743

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$43,026	$41,977

Unrecognized Financial Instruments
Commitments to Originate Loans	$8,519	$8,519

Note 8. Fair Value of Financial Instruments
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 8. Fair Value of Financial Instruments (Continued)
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

The following table presents the Bank’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010:

	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Investment Securities	$5,202	$—	$5,202	$—

Total	$5,202	$—	$5,202	$—

Liabilities	$—	$—	$—	$—

Total	$—	$—	$—	$—

Note 9. Employee Stock Ownership Plan
In connection with the Conversion, the Company established an employee stock ownership plan (“ESOP”) that provides retirement benefits to all eligible employees of Hibernia Homestead Bank. On January 27, 2009, the ESOP borrowed $890,660 from the Company and used these funds to purchase 8%, or 89,066 shares, of the shares sold in the Company’s initial public offering. As the loan is repaid and shares are released from collateral, the shares are allocated to the ESOP participants based on their individual compensation as a percentage of total compensation of all eligible participants. The Bank recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period. ESOP compensation expense for the three months ended September 30, 2010 and 2009 amounted to $13,000 and $12,000, respectively. ESOP Compensation expense for the nine months ended September 30, 2010 and 2009 amounted to $39,000 and $32,000, respectively.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 10. Recognition and Retention Plan
On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Recognition and Retention Plan. The 2009 Recognition and Retention Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may make grants under the 2009 Recognition and Retention Plan to eligible participants based on these factors. Plan participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards shall be forfeited. As of September 30, 2010, 11,133 shares have been awarded under the Plan. Compensation expense is being recognized over the vesting period. RRP compensation expense for the quarter and nine months ended September 30, 2010 amounted to $13,000. For the three and nine months ended September 30, 2009 the Company recognized no compensation expense related to the Recognition and Retention Plan.
The Recognition and Retention Plan Trust (“RRP”) has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust will acquire 4%, or 44,533 shares, of the shares sold in the Company’s initial public offering, which are held in the Trust subject to the Plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan. As of September 30, 2010, 20,000 shares have been acquired by the Trust.
Note 11. Stock Option Plan
On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Stock Option Plan. The 2009 Stock Option Plan will provide the Company’s directors and key employees with a proprietary interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant. As of September 30, 2010, 63,833 options have been granted to eligible employees. For the three and nine months ended September 30, 2010 the Company recognized $26,000 and $41,000, respectively, of compensation expense related to stock options granted. For the three and nine months ended September 30, 2009, the Company recognized no compensation expense related to stock options.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12. Subsequent Events
In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2010. In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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
Allowance for Loan Losses. The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is comprised of specific allowances and a general allowance. Specific allowances are assessed for each loan that is identified as impaired and for which a probable loss has been identified. The allowance related to impaired loans is based on discounted expected future cash flows using the loan’s initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans. Factors contributing to the determination of specific allowances include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General allowances are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type. For the general allowance, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.
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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009
Hibernia Homestead Bancorp’s total assets increased $5.6 million, or 8.4%, to $72.1 million at September 30, 2010 compared to $66.5 million at December 31, 2009. The increase was primarily the result of an increase in net loans receivable of $12.5 million during the nine months ended September 30, 2010, which was partially offset by a decrease of $3.1 million in investment securities available-for-sale and a decrease of $3.9 million in federal funds sold. The decrease of $3.5 million in cash and cash equivalents as of September 30, 2010, was primarily a result of the funding of new loans. Our net loans receivable increased by $12.5 million, or 27.8%, to $57.5 million at September 30, 2010, compared to $45.0 million at December 31, 2009 primarily due to an increase in commercial loans secured by real estate of $4.1 million, a $2.4 million increase in commercial and industrial loans, an increase of $4.1 million in residential mortgage loans, a $1.7 million increase in residential construction loans and a $153,000 increase in home equity lines of credit. During the first nine months of 2010 our total loan originations amounted to approximately $17.1 million and loan principal repayments were approximately $4.6 million. Our total investment securities amounted to $5.2 million at September 30, 2010, compared to $8.3 million at December 31, 2009, a decrease of $3.1 million, or 37.3%. The decrease in investment securities was due to maturities and redemptions of securities available-for-sale received during the period.
Hibernia’s deposits increased $6.5 million, or 15.2%, to $49.1 million at September 30, 2010, compared to $42.6 million at December 31, 2009. The increase was primarily due to increases in certificates of deposit and commercial money market accounts, partially offset by decreases in business checking and other interest-bearing deposits. The Bank had no Federal Home Loan Bank advances at September 30, 2010, or December 31, 2009, as we continued our strategy in recent periods of managing interest rate risk by paying down higher cost borrowings. Our stockholders’ equity amounted to $22.3 million at September 30, 2010 compared to $23.4 million at December 31, 2009, a decrease of $1.1 million, or 4.6%. The decrease in stockholders’ equity was due primarily to purchases of treasury stock for an aggregate purchase price of $788,000 and purchases of shares to fund our Recognition and Retention Plan of $293,000 and, to a lesser extent, our net loss of $72,000 for the nine months ended September 30, 2010, and other comprehensive loss of $21,000. During the first nine months of 2010 we repurchased 55,667 shares of the Company’s common stock as treasury stock and purchased 20,000 shares to fund our Recognition and Retention Plan.
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2010 and 2009.
For the three months ended September 30, 2010, Hibernia Homestead Bancorp had a net loss of $33,000 compared to a net loss of $56,000 for the three months ended September 30, 2009. Our results for the quarterly period reflect an increase in our net interest margin for the quarter ended September 30, 2010 compared to the 2009 quarter. Our net interest margin increased by 18 basis points to 4.15% for the three months ended September 30, 2010 compared to 3.97% for the three months ended September 30, 2009, while our average interest rate spread improved to 3.81% for the three months ended September 30, 2010, compared to 3.49% for the three months ended September 30, 2009. During the three months ended September 30, 2010, the average rate paid on certificates of deposit decreased 29 basis points from 2.15% for the three months ended September 30, 2009, to 1.86% for the three months ended September 30, 2010.
For the nine months ended September 30, 2010, our net loss was $72,000 compared to a net loss of $251,000 for first nine months of 2009. Our results for the period reflect in part an increase in our net interest margin for the nine months ended September 30, 2010 compared to the 2009 period. In addition, our non-interest expenses increased $138,000, or 7.1%, over the prior nine month period. For the first nine months of 2010, our net interest margin and average interest rate spread were 4.19% and 3.77%, respectively, compared to 3.82% and 3.26%, respectively for the nine months ended September 30, 2009. During the first nine months of 2010, the average rate paid on certificates of deposit decreased 54 basis points from 2.42% for the nine months ended September 30, 2009, to 1.88% for the nine months ended September 30, 2010. Lower rates on certificates of deposit during the nine months ended September 30, 2010 reflect general interest rate declines during the period.

Interest Income. Hibernia’s total interest income was $848,000 for the three months ended September 30, 2010, compared to $649,000 for the three months ended September 30, 2009, an increase of $199,000 or 30.7%. The increase in interest income in the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was due primarily to an increase in the average balance of loans and a decrease in lower yielding investment securities as a percentage of earning assets. The average yield on our interest-earning assets was 5.26% for the three months ended September 30, 2010, compared to 5.04% for the comparable period in 2009. Average interest-earning assets were $64.5 million for the three months ended September 30, 2010, compared to $51.5 million for the comparable period in 2009.
For the nine months ended September 30, 2010, total interest income was $2.4 million, compared to $1.9 million for the nine months ended September 30, 2009, a $524,000, or 27.9% increase. The increase in interest income for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was due primarily to an increase in the average balance of loans and a decrease in lower yielding investment securities as a percentage of earning assets. The average yield on our interest-earning assets was 5.19% for the nine months ended September 30, 2010, compared to 4.97% for the comparable period in 2009. Average interest-earning assets were $61.7 million for the nine months ended September 30, 2010, compared to $50.5 million for the comparable period in 2009.
Interest Expense. Hibernia’s total interest expense was $173,000 for the three months ended September 30, 2010, compared to $134,000 for the three months ended September 30, 2009, an increase of $39,000, or 29.1%. The increase in interest expense for the three month period ended September 30, 2010 was primarily due to an increase in the average balance of interest-bearing deposits partially offset by a reduction in the average rate paid on certificates of deposit. Our average rate paid on interest-bearing liabilities was 1.45% for the three months ended September 30, 2010, compared to 1.55% for the three months ended September 30, 2009.
Our total interest expense was $467,000 for the nine months ended September 30, 2010, compared to $439,000 for the nine months ended September 30, 2009, an increase of $28,000, or 6.4%. The increase in interest expense for the nine months ended September 30, 2010 was primarily due to increases in the average balances of certificates of deposit, partially offset by lower average rates of interest paid on our certificates of deposit in the 2010 period. For the nine months ended September 30, 2010, our average rate paid on interest-bearing liabilities was 1.41%, compared to 1.71% for the nine months ended September 30, 2009.
Non-Interest Income. Hibernia’s non-interest income consists of rental income, net of related expenses, fees and service charges, and realized gains and losses on investments.
Hibernia’s total non-interest income amounted to $31,000 for the three months ended September 30, 2010, compared to $114,000 for the three months ended September 30, 2009, an $83,000, or 72.8%, decrease. For the nine months ended September 30, 2010, our non-interest income was $100,000, compared to $172,000 for the nine months ended September 30, 2009, a $72,000, or 41.2%, decrease. The decreases for the three and nine month periods were primarily due to an $83,000 realized gain on investments in the three and nine months ended September 30, 2009 compared to none in the three and nine months ended September 30, 2010.

Non-Interest Expense. Hibernia’s total non-interest expense increased by $29,000, or 4.3%, to $711,000 for the three months ended September 30, 2010, compared to $682,000 for the three months ended September 30, 2009. The increase in non-interest expense for the quarter ended September 30, 2010 was due primarily to higher occupancy costs along with higher employee salary and benefits expense, partially offset by a decrease in advertising and promotional expense.
For the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, our non-interest expense increased by $138,000, or 7.1%. The increase in non-interest expense for the nine months ended September 30, 2010 was due primarily to higher occupancy and data processing expense, along with an increase in professional fees, Louisiana bank shares tax expense and higher compensation and benefits expense. For the three and nine months ended September 30, 2010, higher employee compensation and benefits expense reflects costs associated with the Company’s Stock Option Plan and the Recognition and Retention Plan partially offset by lower health insurance expenses. The increases were partially offset by decreases in general insurance and other operating expenses.
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

	Three Months Ended September 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance(3)	Interest(3)	Rate	Balance(3)	Interest(3)	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$56,649	$791	5.59%	$38,220	$552	5.79%
Investment securities	5,549	54	3.89	10,224	93	3.60
Other interest-earning assets	2,295	3	0.52	3,058	4	0.51

Total interest-earning assets	64,493	848	5.26%	51,502	649	5.04%

Non-interest-earning assets	7,606			7,515

Total assets	$72,099			$59,017

Interest-bearing liabilities:
Savings, NOW and money market accounts	16,712	29	0.69%	13,144	20	0.61%
Certificates of deposit	30,680	144	1.86	21,062	114	2.15

Total interest-bearing deposits	47,392	173	1.45%	34,206	134	1.56%
FHLB advances and Federal Funds Purchased	—	—	—	59	—	.37

Total interest-bearing liabilities	47,392	173	1.45%	34,265	134	1.55%

Non-interest-bearing liabilities	2,323			1,191

Total liabilities	49,715			35,456
Equity	22,384			23,561

Total liabilities and equity	$72,099			$59,017

Net interest-earning assets	$17,101			$17,237

Net interest income; average interest rate spread		$675	3.81%		$515	3.49%

Net interest margin(2)			4.15%			3.97%

Average interest-earning assets to average interest-bearing liabilities			136.08%			150.30%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

(3)	Amounts that do not round to $1,000 are reflected as none.

	Nine Months Ended September 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance(3)	Interest(3)	Rate	Balance(3)	Interest(3)	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$52,465	$2,215	5.63%	$34,899	$1,521	5.81%
Investment securities	6,239	181	3.87	12,179	347	3.80
Other interest-earning assets	3,013	7	0.31	3,372	11	0.44

Total interest-earning assets	61,717	2,403	5.19%	50,450	1,879	4.97%

Non-interest-earning assets	7,418			7,437

Total assets	$69,135			$57,887

Interest-bearing liabilities:
Savings, NOW and money market accounts	16,832	86	0.68%	14,409	78	0.72%
Certificates of deposit	27,156	381	1.88	19,946	361	2.42

Total interest-bearing deposits	43,988	467	1.42	34,355	439	1.71
FHLB advances and Federal Funds Purchased	263	—	—	20	—	—

Total interest-bearing liabilities	44,251	467	1.42%	34,375	439	1.71%

Non-interest-bearing liabilities	2,131			794

Total liabilities	46,382			35,169
Equity	22,753			22,718

Total liabilities and equity	$69,135			$57,887

Net interest-earning assets	$17,466			$16,075

Net interest income; average interest rate spread		$1,936	3.77%		$1,440	3.26%

Net interest margin(2)			4.19%			3.82%

Average interest-earning assets to average interest-bearing liabilities			139.47%			146.76%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

(3)	Amounts that do not round to $1,000 are reflected as none.
Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred in our loan portfolio. The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is comprised of specific allowances and a general allowance.
Specific allowances are assessed for each loan that is identified as impaired and for which a probable loss has been identified. The allowance related to loans that are identified as impaired is based on discounted expected future cash flows using the loan’s initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans. Factors contributing to the determination of specific allowances include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General allowances are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type. For the general allowance, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.
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

Hibernia’s nonperforming assets, defined as non-accrual loans, accruing loans past due 90 days or more and foreclosed property, totaled $501,000, or 0.7%, of total assets at September 30, 2010, compared to $315,000, or 0.5%, of total assets at December 31, 2009. The non-performing loans totaling $501,000 at September 30, 2010, consist of four loans secured by first mortgages on one-to-four family residential real estate. The net increase in non-performing loans for the nine months ended September 30, 2010 was due to the transfer of two loans to non-accrual status, offset by the return to accruing status of one performing troubled debt restructured loan. Management believes that the allowance for loan losses is sufficient to cover any losses that may be incurred on these loans. The Company had no foreclosed property at September 30, 2010 or December 31, 2009.
Loan loss provisions of $28,000 and $33,000 were made to the allowance for loan losses during the three months ended September 30, 2010 and 2009, respectively.
Loan loss provisions of $38,000 were made to the allowance for loan losses during the nine months ended September 30, 2010, compared to $48,000 for the nine months ended September 30, 2009.
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
On April 22, 2010, an oil rig exploded in the Gulf of Mexico off the coast of Louisiana. As a result, a substantial amount of oil has leaked from the damaged well into the Gulf. In mid July 2010 the spill was contained. The spill caused significant disruption to the gulf coast tourism and fishing industries. The U.S. Government imposed a six-month drilling moratorium on deepwater drilling rigs through November 30, 2010 and has implemented new safety regulations for all offshore drilling operations. The drilling moratorium was lifted in September, 2010. The economic impact of the spill and the drilling moratorium on the economy of Louisiana has not been fully determined. To date, there has been no discernable impact on the Bank’s loan portfolio.
Liquidity and Capital Resources
Hibernia maintains levels of liquid assets deemed adequate by management. Hibernia adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Hibernia also adjusts liquidity as appropriate to meet asset and liability management objectives.
Hibernia’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, rental income and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Hibernia sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Hibernia Homestead Bancorp’s cash and cash equivalents amounted to $2.8 million at September 30, 2010.

A significant portion of the Hibernia’s liquidity consists of non-interest earning deposits. Primary sources of cash are principal repayments on loans and increases in deposit accounts. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At September 30, 2010, Hibernia did not have any advances from the Federal Home Loan Bank of Dallas and had $3.2 million in borrowing capacity. At September 30, 2010, the Bank was also a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Bank federal funds in an amount not to exceed $5.7 million. As of September 30, 2010, Hibernia Homestead Bank had no federal funds purchased from First National Banker’s Bank. As of September 30, 2010, the Bank participated in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members. The Company may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed $6.6 million, or 10% of the Bank’s total assets. Such deposits are generally considered a form of brokered deposits. As of September 30, 2010, the Bank held no reciprocal deposits and has $3.0 million in One-Way Buy deposits from the CDARS program.
At September 30, 2010, the Bank had outstanding loan commitments of $7.3 million to originate loans. At September 30, 2010, certificates of deposit scheduled to mature in less than one year totaled $19.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. The Bank intends to utilize its liquidity to fund its lending activities.
Contractual Cash Obligations. The following table summarizes our contractual cash obligations at September 30, 2010.

		Payments Due By Period
	Total at	To	1-3	4-5	After 5
	September 30, 2010	1 Year	Years	Years	Years
	(In thousands)
Certificates of deposit	$31,464	$19,087	$9,174	$3,203	$—

Total contractual obligations	$31,464	$19,087	$9,174	$3,203	$—

Hibernia Homestead Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At September 30, 2010, Hibernia Homestead Bank exceeded each of its capital requirements with ratios of 25.87%, 38.47% and 39.24%, respectively.
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

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2010.

	Total Amounts	Amount of Commitment Expiration - Per Period
	Committed at	To	1-3	4-5	After 5
	September 30, 2010	1 Year	Years	Years	Years
	(In thousands)
Lines of credit	$1,355	$1,355	$—	$—	$—
Undisbursed portion of loans in process	1,402	1,402	—	—	—
Commitments to originate loans	7,335	7,335	—	—	—

Total commitments	$10,092	$10,092	$—	$—	$—

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
(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities
The Company’s repurchases of its common stock made during the three month period ended September 30, 2010, are set forth in the table below:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs (a)
July 1, 2010 — July 31, 2010	—	$—	—	52,883
August 1, 2010 — August 31, 2010	—	—	—	52,883
September 1, 2010 — September 30, 2010	—	—	—	52,883

Total	—	$—	—	52,883

Notes to this table:
(a)
On May 27, 2010, the Company announced by press release its second stock repurchase program to repurchase 52,883 shares, or 5% of its outstanding common stock. The program does not have an expiration date.

The following table represents the purchasing activity of the Recognition and Retention Plan Trust during the three month period ended September 30, 2010:

			Total
			Number of
			Shares
			Purchased	Maximum
			as Part of	Number of Shares
	Total	Average	Publicly	that May Yet Be
	Number of	Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs (a)
July 1, 2010 — July 30, 2010	—	$—	—	24,533
August 1, 2010 — August 31, 2010	—	—	—	24,533
September 1, 2010 — September 30, 2010	—	—	—	24,533

Total	—	$—	—	24,533

Notes to this table:
(a)
The Company’s 2009 Recognition and Retention Plan was authorized to purchase up to a maximum of 44,533 shares of common stock, or 4.0% of the common stock sold in the initial public offering completed on January 27, 2009, as disclosed in the Company’s prospectus dated November 12, 2008, and announced by press release on July 31, 2009.

Item 3	— Defaults Upon Senior Securities.
There are no matters required to be reported under this item.

Item 4	— (Removed and Reserved).

Item 5	— Other Information.
There are no matters required to be reported under this item.

Item 6	— Exhibits.
List of exhibits: (filed herewith unless otherwise noted)

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA HOMESTEAD BANCORP, INC.
Date: November 15, 2010	By:	/s/ A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Donna T. Guerra
Donna T. Guerra
Assistant Secretary and Chief Financial Officer