Form 10-K
period 2010-12-31
HIBERNIA HOMESTEAD BANCORP, INC.
filed 2011-03-31
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the 799,025 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $15.50 for the common stock on June 30, 2010, the last business day of the registrant’s most recently completed second quarter, as reported by the OTC Bulletin Board, was approximately $12.4 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of March 24, 2011: 1,032,667
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HIBERNIA HOMESTEAD BANCORP, INC.
2010 ANNUAL REPORT ON FORM 10-K

ii

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
General. Hibernia Homestead Bancorp, Inc. is a Louisiana corporation which was organized to be the stock holding company for Hibernia Homestead Bank in connection with our conversion and offering completed on January 27, 2009. Hibernia Homestead Bank is a Louisiana chartered community-oriented savings bank which was originally organized in 1903 as a Louisiana chartered mutual savings association and is headquartered in New Orleans, Louisiana. The Bank is a wholly owned subsidiary of the Company. As of December 31, 2010, Hibernia, on a consolidated basis, had total assets of $77.3 million, total deposits of $54.6 million, and total stockholders’ equity of $22.0 million.
On January 27, 2009, our conversion and offering were completed after which Hibernia Homestead Bancorp, Inc. was organized as the new stock-form holding company for the Bank. A total of 1,113,334 shares of common stock of the Company were sold at $10.00 per share in the subscription and community offerings through which the Company received proceeds of approximately $10.4 million, net of offering costs of approximately $766,000. As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). Pursuant to recently enacted regulations, after July 21, 2011, the Company’s primary federal regulator will be the Board of Governors of the Federal Reserve System. For further information on Hibernia Homestead Bank’s conversion, see Note 22 in the Notes to the Consolidated Financial Statements in Item 8 herein.

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
We are an active originator of residential home mortgage loans in our market area. Historically, Hibernia Homestead Bank was a traditional thrift institution with an emphasis on fixed-rate long-term single-family residential first mortgage loans. As part of implementing our business strategy, beginning in fiscal 2008 we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and commercial and industrial loans. In connection therewith, we hired senior management officers with significant commercial lending experience in our market area. Commercial real estate loans and commercial and industrial loans were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.
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

Hibernia Homestead Bank’s Lending Activities
General. At December 31, 2010, Hibernia’s net loan portfolio amounted to $62.0 million, representing approximately 80.2% of its total assets at that date. The Company’s primary lending activity is the origination of residential mortgage loans and commercial loans secured by real estate. In 2010, the Bank converted to a fully integrated commercial banking system that allows us to compete against banks many times our size in areas such as cash management and online banking. At December 31, 2010, one-to-four family residential loans amounted to $41.4 million, or 66.5% of our total loan portfolio. At December 31, 2010, commercial real estate loans totaled $14.3 million, or 23.0% of our total loan portfolio. At December 31, 2010, residential construction and land loans totaled $3.4 million, or 5.4% of the total loan portfolio. We began offering commercial and industrial loans in fiscal 2010, which totaled $2.4 million, or 3.8% of our loan portfolio at December 31, 2010. Multi-family residential loans and home equity lines of credit totaled $173,000 and $426,000, or 0.3% and 0.7%, respectively, of the total loan portfolio at December 31, 2010.
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
As a Louisiana-chartered savings bank, Hibernia Homestead Bank is subject to a regulatory loan-to-one borrower limit. As of December 31, 2010, the Bank’s regulatory limit on loans to one borrower was $4.6 million. Notwithstanding this regulatory limit, Hibernia Homestead Bank has set policy limits of $1.2 million for residential loans to any one individual and related parties, $1.5 million for commercial real estate, non-real estate commercial and industrial loans and commercial lines of credit to any one individual or entity and related parties, and $2.0 million for all loans to a single entity and related parties. Loans above regular policy limits are approved as exceptions by the Board of Directors. At December 31, 2010, our five largest loans or groups of loans-to-one borrower, including related parties, amounted to $2.5 million, $2.4 million, $1.8 million, $1.7 million and $1.5 million. All five largest loans or groups of loans were performing in accordance with their terms at December 31, 2010.
Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$41,421	66.50%	$35,736	78.95%
Multi-family residential	173	0.28	184	0.41
Second mortgage residential	174	0.28	219	0.48
Residential construction and land loans	3,375	5.42	410	0.91
Commercial-real estate secured	14,317	22.99	8,447	18.66

Total real estate loans	59,460	95.47	44,996	99.41

Commercial and Industrial Loans	2,375	3.81	—	—

Other loans:
Home equity lines of credit	426	0.68	244	0.54
Loans secured by deposits	24	0.04	25	0.05

Total other loans	450	0.72	269	0.59

Total loans	62,285	100.00%	45,265	100.00%

Less:
Allowance for loan losses	(394)		(330)
Deferred loan fees	62		52

	(332)		(278)

Net loans	$61,953		$44,987

Origination of Loans. The Company’s lending activities are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management. Loan applications are generated through direct sales efforts as well as referrals from existing customers, and others such as attorneys, accountants, and real estate agents. Written loan applications are taken by one of our loan officers. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. In accordance with its lending policy, Hibernia obtains independent outside appraisals on substantially all of its loans which must conform to Hibernia’s appraisal requirements. On occasion, we may purchase loans; however, any purchased loans must conform to our lending policy as if we had originated the loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area.
In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate, from other financial institutions in our market area. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. Generally, we have purchased such loans without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower. At December 31, 2010, the Bank’s total purchased interest in participation loans was $2.4 million. The participations purchased consist of two loans secured by commercial real estate, both of which were performing in accordance with their contractual terms.
Hibernia’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. Loans up to $750,000 are approved by a Management Loan Committee. Loans in excess of $750,000, up to $2.0 million are approved by a Loan Committee of the Board of Directors, currently consisting of Messrs. Browne, Bush, Bethea, Brennan, Robert Saer and Lane, who is Chairman. The senior loan officer is an ex officio non-voting member of the board Loan Committee. Exceptions for loan limits will be approved by a majority of the board. All loans approved by the loan committees are ratified at the next regularly scheduled board meeting. Appraisals are obtained by a board-approved appraiser and assigned by an officer other than the originating loan officer.
The following table shows our total loans originated, purchased, and repaid during the periods indicated. We did not sell any loans during the periods indicated.

	Year Ended
	December 31,
	2010	2009
	(In thousands)
Loan originations:
One-to-four family residential	$10,053	$11,985
Multi-family residential	—	—
Second mortgage residential	—	196
Residential construction and land loans	3,426	1,222
Commercial-real estate secured	6,682	7,556
Commercial and Industrial	2,500	—
Other	2	261

Total loan originations	22,663	21,220

Loans purchased	733	1,750

Loans sold	—	—
Loan principal repayments	(6,376)	(10,029)

Total loans sold and principal repayments	(6,376)	(10,029)

Decrease due to other items, net(1)	(54)	(227)

Net increase in total loans	$16,966	$12,714

(1)	Other items consist of undisbursed portions of construction loans in process, deferred fees and the allowance for loan losses.
Although Louisiana laws and regulations permit savings banks to originate and purchase loans secured by real estate located throughout the United States, Hibernia concentrates its lending activity to its primary market area in Orleans and Jefferson Parishes, Louisiana and the surrounding area.

Loan Maturities. The following table shows the loan maturities as of December 31, 2010, before giving effect to net items. Overdrafts are reported as due in one year or less.

				Residential		Commercial
	One-to-Four	Multi-	Second	Construction	Commercial-	and
	Family	Family	Mortgage	and Land	Real Estate	Industrial
	Residential	Residential	Residential	Loans	Secured	Loans	Other	Total
	(In thousands)
Amounts due after December 31, 2010 in:
One year or less	$2,157	$—	$—	$—	$1,601	$—	$98	$3,856
After one year through two years	8	—	—	—	46	—	69	123
After two years through three years	292	—	—	—	—	—	61	353
After three years through five years	211	—	174	—	1,953	—	222	2,560
After five years through ten years	2,926	—	—	280	9,480	2,375	—	15,061
After ten years through 15 years	4,630	173	—	459	1,237	—	—	6,499
After 15 years	31,197	—	—	_2,636	—	—	—	33,833

Total	$41,421	$173	$174	$3,375	$14,317	$2,375	$450	$62,285

The following table shows the dollar amount of our loans at December 31, 2010, due after December 31, 2011 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or	Total at
	Fixed-Rate	Adjustable Rate	December 31, 2010
	(In thousands)
One-to-four family residential	$37,864	$1,400	$39,264
Multi-family residential	173	—	173
Second mortgage residential	174	—	174
Residential construction and land loans	3,375	—	3,375
Commercial—real estate secured	12,670	46	12,716
Commercial and industrial loans	2,375	—	2,375
Other loans	—	352	352

Total	$56,631	$1,798	$58,429

Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted-average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.
One-to-Four Family Residential Real Estate Loans. A principal lending activity of Hibernia is the origination of loans secured by one-to-four family residences. At December 31, 2010, $41.4 million, or 66.5%, of our total loan portfolio consisted of one-to-four family residential loans including both owner occupied and non-owner occupied properties.
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
In recent years, the majority of our residential real estate loans have been originated as fixed rate loans. Fixed rate loans do not have the same risks associated with a borrower’s ability to repay as adjustable rate loans in a rising interest rate environment; however, the costs of funding such loans are adversely affected by rising interest rates.
Residential Construction and Land Loans. Hibernia Homestead Bank originates residential construction and land loans only when it will also be the permanent lender following completion of the residence. In recent periods, the majority of our construction lending has been related to rebuilding in areas heavily affected by Hurricane Katrina. Residential construction loans are limited to $1.2 million and land loans for the construction of a primary or secondary residence are limited to $500,000. Loans for the substantial renovation of an existing home are underwritten and administered as construction loans. At December 31, 2010, $3.4 million, or 5.4%, of our total loan portfolio consisted of residential construction and land loans.
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
Commercial Real Estate Loans. At December 31, 2010, $14.3 million, or 23.0%, of our total loan portfolio, consisted of commercial real estate loans including both owner occupied and non-owner occupied properties. Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, management expects to mitigate such risk by originating such loans in its market area to borrowers with an established history of successful operations.
It is the current policy of Hibernia Homestead Bank to lend in a first lien position on real property. Hibernia offers fixed and variable rate mortgage loans with a policy limit of $2.0 million to any one individual or entity and related parties, subject to exception approved by the Board of Directors. The majority of our commercial real estate loans have been originated as fixed rate loans. Commercial real estate loans are limited to a maximum of 80% of the lesser of appraised value or purchase price and have terms up to 15 years. If the collateral consists of special purpose fixed assets, the maximum loan-to-value ratio is adjusted down based on the estimated cost to convert the property to general use. Extended amortization schedules up to 20 years may be offered if justified by the borrower’s financial strength and/or low loan-to-value ratio. Rate commitments are generally limited to ten years or less with adjustments thereafter based on a negotiated rate or spread relative to a market index. Commercial real estate loans are presented to the applicable loan committee for review and approval, including analysis of the creditworthiness of the borrower.
Commercial and Industrial Loans. At December 31, 2010, $2.4 million, or 3.8%, of our total loan portfolio, consisted of commercial and industrial loans. Hibernia offers commercial term loans to finance business expansion, equipment purchases, modernization, acquisitions or other needs of growing businesses. Such loans are secured by conservatively margined fixed assets including industrial equipment, trucks and automobiles, marine equipment or other assets whose value can be reliably determined and for which a verifiable resale market exists. Collateral values will be based on independent appraisals provided by appraisers approved by the Bank’s Board of Directors for the type of asset being valued. Maturities may not exceed the useful life of the asset securing the loan. The maximum term is ten years. Rates may be variable based on a negotiated spread over a published index or may be fixed for no more than seven years.

The primary underwriting consideration in making commercial term loans is the borrower’s demonstrated and projected ability to make required payments based on a thorough cash flow analysis. In evaluating debt service coverage, the Bank considers projected capital expenditure and working capital requirements as well as the historical variability of the borrower’s cash flow.
Term loans are governed by a loan agreement requiring timely submission of detailed financial information and containing sufficient restrictive covenants and protective provisions to enable the Bank to accelerate maturity should the borrower’s financial condition deteriorate or other circumstances jeopardize the loan.
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
Loan Origination and Other Fees. In addition to interest earned on loans, Hibernia Homestead Bank may also receive fees in connection with the origination of loans, fees for managing draws on construction loans or fees for other services. We have historically charged loan points only at the request of the borrower in order to lower the rate charged over the life of the loan. Hibernia generally does not charge origination fees.
Asset Quality
General. Hibernia Homestead Bank’s collection procedures provide that when a loan is 30 and 60 days past due, a notice is sent to the borrower. Personal letters are then sent to the borrowers who are 61-89 days delinquent advising that payments must be received by the last day of the month and for those who are 90 days delinquent, giving them 10 days within which the loan must be brought current. Customers who have not responded to the 90-day notice will receive an attorney’s letter giving those customers who pay interest in advance an additional 10 days to bring the loan current and giving those customers who pay interest in arrears an additional 30 days to bring the loan current. Late charges will be assessed based on the number of days specified in the note beyond the due date. The Board of Directors is notified of all delinquencies ninety days or more past due. In most cases, deficiencies are cured promptly. While Hibernia Homestead Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.
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
Real estate and other assets acquired by Hibernia Homestead Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as foreclosed real estate until sold. Hibernia Homestead Bank did not have any foreclosed real estate at December 31, 2010 or 2009.
Potential Problem Loans. As of December 31, 2010, Hibernia Homestead Bank had $695,000 of delinquent loans not yet classified as non-performing loans, but where some concern existed as to the borrowers’ abilities to comply with original loan terms. All of these delinquent loans are secured by 1-4 family residences in the New Orleans area. Management believes that the allowance for loan losses is sufficient to cover any losses that may be incurred on these loans.

Non-Performing Assets. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and foreclosed property) at the dates indicated. Non-performing assets as of December 31, 2010 consisted of six non-performing loans totaling $1.1 million, including one troubled debt restructuring in the amount of $102,000. Non-performing assets as of December 31, 2009 consisted of three non-performing loans totaling $315,000, including one troubled debt restructuring in the amount of $54,000.

	December 31,
	2010	2009
	(Dollars in thousands)
Non-accruing loans:
One-to-four family residential (1)	$1,138	$315
Multi-family residential	—	—
Second mortgage residential	—	—
Residential construction and land loans	—	—
Commercial-real estate secured	—	—
Other loans	—	—
Total non-accruing loans	1,138	315

Accruing loans 90 days or more past due:
One-to-four family residential	—	—
Multi-family residential	—	—
Second mortgage residential	—	—
Residential construction and land loans	—	—
Commercial-real estate secured	—	—
Other	—	—

Total accruing loans 90 days or more past due	—	—

Total non-performing loans (2)	1,138	315

Real estate owned, net	—	—

Total non-performing assets	$1,138	$315

Total non-performing loans as a percentage of loans, net	1.84%	0.70%

Total non-performing assets as a percentage of total assets	1.47%	0.47%

(1)	Included in this category of non-accruing loans at December 31, 2010 and 2009, was one troubled debt restructurings with a balance of $102,000 and $54,000, respectively.

(2)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
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
At December 31, 2010, Hibernia Homestead Bank had $1.2 million of assets classified as substandard and no assets classified as doubtful or loss.

Allowance for Loan Losses. At December 31, 2010, Hibernia Homestead Bank’s allowance for loan losses amounted to $394,000. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. The management of Hibernia Homestead Bank considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Management analyzes the probability of the correction of the classified loans’ weaknesses and the extent of any known or inherent losses that Hibernia Homestead Bank might sustain on them.
While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.
The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year
	Ended December 31,
	2010	2009
	(Dollars in thousands)
Total loans outstanding at end of period	$62,285	$45,265
Average loans outstanding	54,371	36,749
Allowance for loan losses, beginning of period	330	273
Provision for loan losses	64	78
Charge-offs	—	(21)

Recoveries on loans previously charged off	—	—

Allowance for loan losses, end of period	$394	$330

Allowance for loan losses as a percent of non-performing loans	34.6%	104.8%

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	0.06%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2010		2009
		Loan		Loan
		Category		Category
	Amount of	as a % of	Amount of	as a % of
	Allowance	Total Loans	Allowance	Total Loans
	(Dollars in thousands)
One-to-four family residential	$310	66.50%	$266	78.95%
Multi-family residential	—	0.28	—	0.41
Second mortgage residential	—	0.28	—	0.48
Residential construction and land loans	—	5.42	—	0.91
Commercial, real estate secured	72	22.99	64	18.66
Commercial and industrial	12	3.81	—	—
Other	—	0.72	—	0.59

Total	$394	100.00%	$330	100.00%

Investment Activities
General. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.

At December 31, 2010, our investment securities portfolio consisted of $3.7 million of mortgage-backed securities, $502,000 of U.S. government agencies, $210,000 of First National Bankers Bank (FNBB) stock and $171,000 of stock in FHLB of Dallas. At December 31, 2010, Hibernia Homestead Bank did not hold any Fannie Mae or Freddie Mac common or preferred stock. At December 31, 2010, two mortgage-backed securities with a carrying value of $402,000 had contractual maturities of one year or less. The estimated duration of our mortgage-backed securities portfolio was two years at such date. At December 31, 2010, we had no gross unrealized losses on our investment securities portfolio.
Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments-Debt and Equity Securities” (which includes former SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the historical cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2010, we had $4.2 million of securities classified as available for sale, and no securities classified as held to maturity or as trading account.
We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.
Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Association (“FHLMC” or “Freddie Mac”). At December 31, 2010, all of our mortgage-backed securities were issued by the GNMA, Fannie Mae or Freddie Mac and we held no mortgage-backed securities from private issuers.
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
In February 2011, the Obama Administration delivered a report to Congress. The report states that the government is committed to ensuring that Freddie Mac and Fannie Mae have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, and further states that the Obama Administration will not pursue policies or reforms in a way that would impair the ability of Freddie Mac and Fannie Mae to honor their obligations.

Investment Securities Portfolio. The following table sets forth certain information relating to our investment and mortgage-backed securities portfolio at the dates indicated.

	December 31,
	2010		2009
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Mortgage-backed securities	$3,609	$3,728	$6,591	$6,784
U.S. Government Agencies	500	502	1,501	1,509
FNBB stock	210	210	210	210
FHLB stock	171	171	171	171

Total investment and mortgage-backed securities	$4,490	$4,611	$8,473	$8,674

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted-average yields for each range of maturities at December 31, 2010. As Hibernia Homestead Bank held no tax-exempt securities during the periods presented, no yield adjustments were made.

	Amounts at December 31, 2010 Which Mature In
			After Five
	One Year	After One to	to 10	Over 10
	or Less	Five Years	Years	Years	Total
	(Dollars in thousands)
Available for sale:
Mortgage-backed securities	$402	$2,434	$669	$223	$3,728
U.S. Government Agency Securities	—	502	—	—	502

Total	$402	$2,936	$669	$223	$4,230

Weighted-average yield	4.15%	3.91%	4.24%	5.22%	4.30%

The following table sets forth the composition of our mortgage-backed investment securities, excluding equity securities, at each of the dates indicated.

	December 31,
	2010	2009
	(Dollars in thousands)
Fixed-rate	$3,684	$6,731
Adjustable-rate	44	53

Total mortgage-backed securities	$3,728	$6,784

Information regarding the contractual maturities and weighted-average yield of our mortgage-backed securities portfolio at December 31, 2010 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

	Amounts at December 31, 2010 Which Mature in
			After
	One	Weighted-	One to	Weighted-	After Five	Weighted-		Weighted-
	Year or	average	Five	average	to Ten	average	Over 10	average
	Less	Yield	Years	Yield	Years	Yield	years	Yield
	(Dollars in thousands)
Fixed-rate	$402	4.15%	$2,434	3.91%	$669	4.24%	$179	5.82%
Adjustable-rate	—	—	—	—	—	—	44	2.75%

Total mortgage-backed securities	$402	4.15%	$2,434	3.91%	$669	4.24%	$223	5.22%

Sources of Funds
General. Deposits are the primary source of Hibernia Homestead Bank’s funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and maturities of investments are other sources of funds. Loan and investment repayments are relatively stable sources of funds, while deposit inflows and outflows are significantly influenced by general interest rates and financial market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.
Deposits. Deposits are attracted by Hibernia Homestead Bank principally from the east banks of Orleans Parish and Jefferson Parish, Louisiana. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.
Hibernia Homestead Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members. The Company may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed $6.0 million, or 10% of the Bank’s total assets. Such deposits are generally considered a form of brokered deposits.
In addition, during 2010 the Bank signed an agreement with QwickRate, an internet-based certificate of deposit listing service, to utilize their program to raise institutional time deposits to supplement the liquidity needs of the Bank. Regulators have established that QwickRate is a “listing service,” not a “deposit broker” and therefore deposits raised using the QwickRate service are not considered a form of brokered deposits.
For further information concerning the Bank’s deposits, reference is made to Note 6 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
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
The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
0.00% – 1.00%	$7,364	13.49%	$397	0.93%
1.01% – 2.00%	15,027	27.52	14,720	34.52
2.01% – 3.00%	10,547	19.31	8,286	19.43
3.01% – 4.00%	1,339	2.45	984	2.31
4.01% – 5.00%	—	—	60	0.14

Total certificate accounts	34,277	62.77%	24,447	57.33%

Transaction accounts:
Savings	6,566	12.02%	6,444	15.11%
Checking:
Interest bearing	3,958	7.25	3,777	8.86
Non-interest bearing	3,156	5.78	2,404	5.64
Money market	6,650	12.18	5,568	13.06

Total transaction accounts	20,330	37.23	18,193	42.67

Total deposits	$54,607	100.00%	$42,640	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2010			2009
	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
	(Dollars in thousands)
Savings accounts	$6,352	$41	0.65%	$7,118	$52	0.74%
Checking	3,590	9	0.25	3,853	15	0.39
Money market	6,761	64	0.95	3,422	35	1.02
Certificates of deposit	28,301	522	1.84	20,812	479	2.30

Total interest-bearing deposits	$45,004	$636	1.42%	$35,205	$581	1.65%

The following table shows our deposit flows during the periods indicated.

	Year Ended December 31,
	2010	2009
	(In thousands)
Net deposits (withdrawals)	$11,501	$(966)
Interest credited	466	463

Total increase (decrease) in deposits	$11,967	$(503)

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2010.

	Balance at December 31, 2010
	Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2011	2012	2013	Thereafter	Total
	(In thousands)
Less than 1.00%	$5,977	$1,142	$245	$—	$7,364
1.01% – 2.00%	9,154	4,924	454	495	15,027
2.01% –3.00%	5,533	655	2,021	2,338	10,547
3.01% – 4.00%	—	—	52	1,287	1,339

Total certificate accounts	$20,664	$6,721	$2,772	$4,120	$34,277

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2010, by time remaining to maturity.

Quarter Ending:	Amount	Weighted-average Rate
	(Dollars in thousands)
March 31, 2011	$1,672	1.07%
June 30, 2011	989	1.57
September 30, 2011	2,629	1.80
December 31, 2011	2,472	1.55
After December 31, 2011	8,452	1.91

Total certificates of deposit with balances of $100,000 or more	$16,214	1.73%

As of December 31, 2010, the Bank had $3.0 million of reciprocal deposits or One-Way Buy deposits in the CDARS program. As of December 31, 2009, the Bank held no reciprocal deposits or One-Way Buy deposits in the CDARS program.
As of December 31, 2010, the Bank had $2.6 million of Internet deposits raised through the Bank’s subscription to QwickRate.

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
As of December 31, 2010, Hibernia Homestead Bank was permitted to borrow up to an aggregate total of $3.2 million from the Federal Home Loan Bank of Dallas. Hibernia did not have any Federal Home Loan Bank advances outstanding at December 31, 2010. Additionally, at December 31, 2010, Hibernia was a party to a Master Purchase Agreement with First National Bankers Bank whereby First National Bankers Bank may sell to Hibernia Homestead Bank Federal Funds in an amount not to exceed $5.7 million. There were no amounts purchased under this agreement as of December 31, 2010.
The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2010	2009
	(Dollars in thousands)
FHLB advances and Federal Funds Purchased:
Average balance outstanding	$197	$15
Maximum amount outstanding at any month-end during the period	2,500	—
Balance outstanding at end of period	—	—
Interest expense (1)	—	—
Average interest rate during the period	—%	—%
Weighted-average interest rate at end of period	—%	—%

(1)	Amounts that do not round to $1,000 are reflected as none.
We had no short-term borrowings (maturities of one year or less) at December 31, 2010 or 2009.
Subsidiaries
At December 31, 2010, Hibernia Homestead Bancorp, Inc. had one subsidiary, Hibernia Homestead Bank.
Employees
Hibernia Homestead Bank had 19 full-time employees and no part-time employees at December 31, 2010. None of these employees are represented by a collective bargaining agreement, and Hibernia Homestead Bank believes that it enjoys good relations with its personnel.
REGULATION
General
Hibernia Homestead Bancorp, Inc. a Louisiana corporation, is the parent holding company for Hibernia Homestead Bank. Hibernia Homestead Bank made an election to be considered a “savings association” for purposes of holding company regulations. Hibernia Homestead Bancorp, Inc. registered as a savings and loan holding company and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS. Hibernia Homestead Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Hibernia Homestead Bank is a Louisiana-chartered savings bank and is subject to extensive regulation and examination by the Louisiana Office of Financial Institutions and by the FDIC, and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to savings banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Louisiana Office of Financial Institutions and the FDIC to test Hibernia Homestead Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation by the Louisiana Office of Financial Institutions, the FDIC, the OTS or a change in applicable law by Congress could have a material adverse impact on Hibernia Homestead Bancorp, Inc., Hibernia Homestead Bank and their operations.
Certain of the statutory and regulatory requirements that are applicable to Hibernia Homestead Bank and Hibernia Homestead Bancorp, Inc. are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Hibernia Homestead Bank and Hibernia Homestead Bancorp, Inc. and is qualified in its entirety by reference to the actual statutes and regulations.
Recently Enacted Regulatory Reform
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the OTS to the Office of Comptroller of the Currency, effective one year from the effective date of the legislation, with a potential extension up to six months. Savings and loan holding companies will be regulated by the Federal Reserve Board. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect Hibernia Homestead Bank and Hibernia Homestead Bancorp, Inc. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.
The following aspects of the financial reform and consumer protection act are related to the operations of Hibernia Homestead Bank:
•	A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Hibernia Homestead Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.
•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.
•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.
•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.
•	The deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.
•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Hibernia Homestead Bancorp, Inc.:
•	Authority over savings and loan holding companies will transfer to the Federal Reserve Board.
•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies.
•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.
•	The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.
•	Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.
•	A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.
•	Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.
•	Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.
•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.
•	Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.
•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
Regulation of Hibernia Homestead Bank
Louisiana Banking Law. The Louisiana Savings Bank Act of 1990, and regulations promulgated thereunder, contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of Hibernia Homestead Bank and its affairs. The Louisiana Savings Bank Act of 1990 delegates extensive rulemaking power and administrative discretion to the commissioner of financial institutions so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices, although provisions related to safety and soundness of operations, investments and management are strictly construed.

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
Insurance of Accounts. The deposits of Hibernia Homestead Bank are insured to the maximum extent permitted by the Deposit Insurance Fund (“DIF”), administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC.
The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the Dodd-Frank Act through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system). On December 29, 2010, the President of the United States signed into law an amendment to the Federal Deposit Insurance Act to include Interest on Lawyers Trust Accounts (“IOLTA”) within the definition of noninterest-bearing transaction accounts. This amendment will provide IOLTAs with the same temporary, unlimited insurance coverage afforded to noninterest-bearing transaction accounts under the Dodd-Frank Act. This unlimited coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.
The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories based upon supervisory and capital evaluations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments. The FDIC recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessment rates are between 2.5 and 9 basis points for banks in the lower risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.
In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.
The FDIC may terminate the deposit insurance of any insured depository institution, including Hibernia Homestead Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Hibernia’s deposit insurance.

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The FDIC collected the special assessment on September 30, 2009. Based on our assets and Tier 1 capital at June 30, 2009, the impact of the special assessment was $19,000, which was expensed in the second quarter of fiscal 2009.
In order to restore reserves and ensure that the DIF will be able to adequately cover losses from future bank failures, the FDIC, in November 2009, required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. On December 30, 2009, the Bank prepaid its assessment in the amount of $153,000 related to years 2010 through 2012. As of December 31, 2010 the remaining balance of our prepaid FDIC assessment was $103,000.
Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered savings banks which, like Hibernia Homestead Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies.
The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.
The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.
At December 31, 2010, Hibernia Homestead Bank’s capital ratios exceeded each of its capital requirements. See Note 15 to the notes to our consolidated financial statements included elsewhere herein.
Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total Risk-based	Tier 1 Risk-based	Tier 1 Leverage
Capital Category	Capital	Capital	Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).
An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.
At December 31, 2010, Hibernia Homestead Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.
Activities and Investments of Insured State-Chartered Savings Banks. The activities and equity investments of FDIC-insured, state-chartered savings banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things:
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
The FDIC has adopted regulations pertaining to the other activity restrictions imposed upon insured state banks and their subsidiaries. Pursuant to such regulations, insured state banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. State banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the Deposit Insurance Fund, such application will not be approved by the FDIC. Pursuant to this authority, the FDIC has determined that investments in certain majority-owned subsidiaries of insured state banks do not represent a significant risk to the deposit insurance funds. Investments permitted under that authority include real estate activities and securities activities.
Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. These regulations apply to Hibernia Homestead Bancorp, Inc. because Hibernia Homestead Bank is considered a savings association for certain purposes under OTS regulations. Under applicable regulations, a savings association must file an application for OTS approval of the capital distribution if:
•	the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years;
•	the institution would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or
•	the institution is not eligible for expedited treatment of its filings with the OTS.

If an application is not required to be filed, state savings banks that elect to be treated as savings associations such as Hibernia Homestead Bank and which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.
A savings association that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OTS. In addition, the OTS may prohibit a proposed capital distribution, which would otherwise be permitted by OTS regulations, if the OTS determines that such distribution would constitute an unsafe or unsound practice.
The FDIC prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. Hibernia Homestead Bank is currently not in default in any assessment payment to the FDIC.
Loans-to-One Borrower Limitations. The Louisiana Savings Bank Act of 1990 imposes limitations on the aggregate amount of loans that a Louisiana-chartered savings bank can make to any one borrower. The permissible amount of loans-to-one borrower, on a secured and unsecured basis, may not exceed 25% of a savings bank’s total net worth. In addition, a savings bank may make loans in an amount equal to an additional 10% of a savings bank’s net worth if the loans are 100% secured by readily marketable collateral. A savings bank’s net worth is calculated based on its last quarterly call report and consists of (i) outstanding and unimpaired common stock; (ii) outstanding and unimpaired perpetual preferred stock; (iii) unimpaired capital surplus, undivided profits, capital reserves, minus intangible assets; (iv) purchased mortgage servicing rights; and (v) mandatory convertible debt up to 20% of categories (i) through (iv). Readily marketable collateral consists of financial instruments or bullion, which are salable under ordinary circumstances with reasonable promptness at fair market value on an auction or a similarly available daily bid and ask price market. At December 31, 2010, our limit on loans-to-one borrower was approximately $4.6 million. At December 31, 2010 Hibernia Homestead Bank’s five largest loans or groups of loans-to-one borrower ranged from $1.5 to $2.5 million. All of the Bank’s five largest loans were performing in accordance with their terms.
Privacy Requirements. Federal law places limitations on financial institutions like Hibernia Homestead Bank regarding the sharing of consumer financial information with unaffiliated third parties. Specifically, these provisions requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. Hibernia Homestead Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.
Anti-Money Laundering. Federal anti-money laundering rules impose various requirements on financial institutions, including insured state savings banks such as Hibernia Homestead Bank, to prevent the use of the U.S. financial system to fund terrorist activities. These provisions include a requirement that financial institutions operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplemented existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Hibernia Homestead Bank has established policies and procedures to ensure compliance with the anti-money laundering rules.

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
Regulation of Hibernia Homestead Bancorp, Inc.
General. Hibernia Homestead Bancorp, Inc. is subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended, because Hibernia Homestead Bank made an election under Section 10(l) of the Home Owners’ Loan Act to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act. As a result, Hibernia Homestead Bancorp, Inc. registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. The jurisdiction of the OTS regarding savings and loan holding companies will transfer to the Federal Reserve Board on July 21, 2011 unless extended up to an additional six months. Hibernia Homestead Bancorp, Inc. is also required to file certain reports with, and otherwise comply with, the rules and regulations of Louisiana Office of Financial Institutions and the Securities and Exchange Commission. As a subsidiary of a savings and loan holding company, Hibernia Homestead Bank is subject to certain restrictions in its dealings with Hibernia Homestead Bancorp, Inc. and affiliates thereof, including the Office of Thrift Supervision’s qualified thrift lender (“QTL”) requirement, dividend restrictions and transactions with affiliates regulations.
Restrictions Applicable to Hibernia Homestead Bancorp, Inc. Because Hibernia Homestead Bancorp, Inc. operates as a non-grandfathered savings and loan holding company, it is permitted to engage only in the following activities:
•	furnishing or performing management services for a subsidiary savings institution;
•	conducting an insurance agency or escrow business;
•	holding, managing, or liquidating assets owned or acquired from a subsidiary savings institution;
•	holding or managing properties used or occupied by a subsidiary savings institution;
•	acting as trustee under a deed of trust;
•	any other activity (i) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;
•	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and
•	any activity permissible for financial holding companies under section 4(k) of the Bank Holding Company Act.
Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act include:
•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;
•	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;
•	financial, investment, or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;
•	underwriting, dealing in, or making a market in securities;
•	activities previously determined by the Federal Reserve Board to be closely related to banking;
•	activities that bank holding companies are permitted to engage in outside of the U.S.; and
•	portfolio investments made by an insurance company.
In addition, Hibernia Homestead Bancorp, Inc. cannot be acquired unless the acquirer is engaged solely in financial activities or to acquire a company unless the company is engaged solely in financial activities.
If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments. As of December 31, 2010, Hibernia Homestead Bancorp, Inc. was not engaged in any non-conforming activities and it did not have any non-conforming investments.
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
Upon the expiration of three years from the date the institution ceases to meet the Qualified Thrift Lender test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations). Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.
Hibernia Homestead Bank believes that it meets the provisions of the Qualified Thrift Lender test.

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association includes any company or entity which controls the savings association or that is controlled by a company that controls the savings association. In a holding company context, the holding company of a savings association (such as Hibernia Homestead Bancorp, Inc.) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.
In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. As an insured state chartered savings bank, Hibernia Homestead Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2010, was in compliance with the above restrictions.
Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.
The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit associations to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).
Federal Securities Laws. Hibernia’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act. Hibernia Homestead Bancorp, Inc. is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the Securities and Exchange Commission include:
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
Hibernia Homestead Bancorp, Inc. is considered a smaller reporting company and is therefore exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. The Company has incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, and the impact is reflected in its results of operations and financial condition.

TAXATION
Federal Taxation
General. Hibernia Homestead Bancorp, Inc. and Hibernia Homestead Bank are subject to federal income tax provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations with some exceptions listed below. For federal income tax purposes, Hibernia Homestead Bancorp, Inc. files a consolidated federal income tax return with its wholly owned subsidiaries on a fiscal year basis. The applicable federal income tax expense or benefit is properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis.
Method of Accounting. For federal income tax purposes, income and expenses are reported on the accrual method of accounting and Hibernia Homestead Bancorp, Inc. files its federal income tax return using a December 31 fiscal year end.
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
Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter. At December 31, 2010, Hibernia Homestead Bank did not have federal pre-1988 reserves subject to recapture.
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
Net Operating Loss Carryovers. Under the Internal Revenue Code, Hibernia Homestead Bank may elect to carry back net operating losses for a period of up to two years and then forward to twenty years following the loss years to offset taxable income in those years. At December 31, 2010, Hibernia Homestead Bank had $1.4 million net operating loss carry forwards for federal income tax purposes and none available to carryback.
Corporate Dividends Received Deduction. Hibernia Homestead Bancorp, Inc. may exclude from income 100% of dividends received from a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations, which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.
Other Matters. Neither Hibernia Homestead Bancorp, Inc. nor Hibernia Homestead Bank has been audited by the IRS during the last five years.
State and Local Taxation
Hibernia Homestead Bancorp, Inc. is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, Hibernia Homestead Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a bank’s stock. The formula for deriving the assessed value is to calculate 15% of the sum of:
(a)	20% of our capitalized earnings, plus
(b)	80% of our taxable stockholders’ equity, minus
(c)	50% of our real and personal property assessment
Various items may also be subtracted in calculating a bank’s capitalized earnings.

Item 1A.	Risk Factors.
Not applicable.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
We currently conduct business from our main office and two full-service banking offices. The following table sets forth the net book value of the land, building and certain other information with respect to our offices at December 31, 2010.

		Net Book Value	Amount of
Description/Address	Leased/Owned	of Property	Deposits
		(In thousands)
Main Office:
325 Carondelet Street New Orleans, Louisiana 70130	Owned	$2,912	$22,110

Branch Offices:
700 S. Carrollton Avenue New Orleans, Louisiana 70118	Owned	377	8,248

933 Metairie Road Metairie, Louisiana 70005	Owned	1,384	24,249

Total		$4,673	$54,607

Item 3.	Legal Proceedings.
We are not presently involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Hibernia Homestead Bank.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Hibernia Homestead Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “HIBE”. The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the OTC Bulletin Board on January 28, 2009. As of March 29, 2011, there were approximately 130 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.
Presented below is the high and low bid information for Hibernia’s common stock for the periods presented. High and low sales prices are also presented. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Information relating to bid quotations has been obtained from the Nasdaq Stock Market, Inc. The Company has not declared or paid cash dividends.

	Year Ended December 31, 2010
Quarter Ended	High Bid	Low Bid	High Sale	Low Sale
December 31, 2010	$—	$—	$15.00	$14.50
September 30, 2010	—	—	14.75	14.75
June 30, 2010	15.45	15.45	15.50	14.05
March 31, 2010	14.00	14.00	14.00	14.00

	Year Ended December 31, 2009
Quarter Ended	High Bid	Low Bid	High Sale	Low Sale
December 31, 2009	$13.75	$13.75	$13.75	$13.75
September 30, 2009	13.90	13.90	14.00	14.00
June 30, 2009	14.00	10.31	14.00	10.50
March 31, 2009	10.50	10.50	12.00	10.10
(b) Not applicable.
(c) Purchases of Equity Securities.
The Company’s repurchases of its common stock made during the three month period ended December 31, 2010, are set forth in the table below:

			Total Number of
			Shares	Maximum
			Purchased as	Number of Shares
	Total	Average	Part of Publicly	that May Yet Be
	Number of	Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs (a)

October 1, 2010 – October 31, 2010	25,000	$14.55	25,000	27,883
November 1, 2010 – November 30, 2010	—	—	—	27,883
December 1, 2010 – December 31, 2010	—	—	—	27,883

Total	25,000	$14.55	25,000	27,883

The following table represents the purchasing activity of the Recognition and Retention Plan Trust during the quarter:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

October 1, 2010 – October 31, 2010	—	$—	—	24,533
November 1, 2010 – November 30, 2010	—	—	—	24,533
December 1, 2010 – December 31, 2010	—	—	—	24,533

Total	—	$—	—	24,533

Notes to this table:

(a)	The Company’s 2009 Recognition and Retention Plan was authorized to purchase up to a maximum of 44,533 shares of common stock, or 4.0% of the common stock sold in the initial public offering completed on January 27, 2009, as disclosed in the Company’s prospectus dated November 12, 2008, and announced by press release on July 31, 2009.

(b)	On July 30, 2009, the shareholders of Hibernia approved the adoption of the 2009 Recognition and Retention Plan and Trust Agreement.

Item 6.	Selected Financial Data.
Set forth below is selected summary historical financial and other data of Hibernia Homestead Bancorp, Inc. We have prepared this information using the financial statements of Hibernia Homestead Bancorp, Inc. and its subsidiary, Hibernia Homestead Bank for the two years ended December 31, 2010. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At December 31,
(Dollars in thousands, except per share amounts)	2010	2009
Selected Financial and Other Data:
Total assets	$77,253	$66,503
Cash and cash equivalents	4,593	6,233
Investment securities, available for sale	4,230	8,293
Loans receivable, net	61,953	44,987
Deposits	54,607	42,640
FHLB advances and Federal Funds Purchased	—	—
Equity capital	21,953	23,396
Banking offices	3	3

	For the
	Year Ended December 31,
	2010	2009
Selected Operating Data:
Total interest income	$3,249	$2,541
Total interest expense	636	581

Net interest income	2,613	1,960
Provision for loan losses	64	78

Net interest income after provision for loan losses	2,549	1,882
Total non-interest income	144	233
Total non-interest expense	2,783	2,605

Loss before income tax benefit	(90)	(490)
Income tax benefit	(8)	(166)

Net loss	$(82)	$(324)

	At or For the
	Year Ended December 31,
	2010	2009
Selected Operating Ratios:(1)
Average yield on interest-earning assets	5.21%	4.92%
Average rate on interest-bearing liabilities	1.42	1.65
Average interest rate spread(2)	3.79	3.27
Net interest margin(2)	4.19	3.79
Average interest-earning assets to average interest-bearing liabilities	137.86	146.69
Net interest income after provision for loan losses to non-interest expense	91.59	72.26
Total non-interest expense to average assets	3.97	4.40
Efficiency ratio(3)	100.94	118.77
Return on average assets	(0.12)	(0.55)
Return on average equity	(0.36)	(1.41)
Average equity to average assets	32.20	38.71

Asset Quality Ratios:(4)
Non-performing loans as a percent of total loans receivable, net	1.84%	0.70%
Non-performing assets as a percent of total assets	1.47	0.47
Allowance for loan losses as a percent of non-performing loans	34.62	104.76
Net charge-offs to average loans receivable	—	0.06

Capital Ratios:(5)
Tier 1 leverage ratio	25.61%	29.37%
Tier 1 risk-based capital ratio	35.97%	50.41%
Total risk-based capital ratio	36.73%	51.31%

(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.

(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Non-performing loans consist of non-accruing loans and accruing loans 90 days or more past due. Non-performing assets include non-performing loans and real estate owned. Hibernia Homestead Bank did not have any real estate owned as of the dates indicated. Real estate owned would consist of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(5)	Capital ratios are end of period ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Hibernia’s profitability depends primarily on net interest income, which is the difference between interest income earned on interest-earning assets, principally loans, and interest expense paid on interest-bearing liabilities, principally deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Hibernia’s profitability also depends, to a lesser extent, on interest earned on its investment portfolio, interest-earning deposits in other institutions, non-interest income, borrowings from the Federal Home Loan Bank of Dallas, provision for loan losses, non-interest expenses and federal income taxes. For the year ended December 31, 2010, Hibernia Homestead Bancorp, Inc. had a net loss of $82,000 compared to a net loss of $324,000 for the year ended December 31, 2009. Our net loss in recent periods has been impacted by high non-interest expense primarily as a result of the implementation of our business strategy to become a full-service bank by hiring two senior officers, establishing online banking and debit cards, joining an ATM network in our market area, additional marketing expense, and legal and accounting professional fees in connection with financial and SEC reporting requirements.

Historically, the Bank has operated as a traditional thrift relying almost exclusively on long-term, fixed rate single-family residential mortgage loans to generate interest income. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction, commercial and industrial and consumer loans. Our loans are primarily funded by certificates of deposit, which typically have a higher interest rate than savings accounts. At December 31, 2010, certificates of deposit amounted to 62.8% of total deposits compared to 57.3% of total deposits at December 31, 2009. The decrease in certificate of deposit interest rates has resulted in higher interest rate spreads in fiscal 2010 compared to fiscal 2009. Although we will continue to attempt to diversify into other deposit products in order to further improve our net interest margin, we anticipate that certificates of deposit will continue to be a primary source of funding for our assets in the near term.
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
Business Strategy
Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Below are certain of the highlights of our business strategy:
•	Growing Our Loan Portfolio by Adding Commercial Real Estate and Commercial and Industrial Loans. We plan to originate additional commercial real estate loans secured by owner-occupied commercial real estate and investment real estate with strong guarantor support and to develop full service banking relationships with small and medium-sized businesses in our local market area. We also plan to originate commercial and industrial loans and lines of credit to established businesses. As a local community bank with a senior management team that has significant commercial banking experience in the New Orleans metropolitan area, Hibernia Homestead Bank is positioned to meet the commercial banking needs of local businesses. Hibernia’s ability to provide small and medium-sized commercial banking customers with local decision-making and personal service is a core marketing focus in competing for commercial loans and deposits. The Board’s and senior management’s ties to the local business community and previous commercial banking relationships also support implementation of the commercial banking strategy. We will continue to pursue residential lending which we expect will also be a potential source of core deposit growth, as we will continue to emphasize developing a full service banking relationship with all of our loan customers.
•	Growing our Retail Core Deposits. We plan to continue growing our retail deposits by emphasizing transactional deposit accounts. Growth of retail core deposits will be pursued through offering products and services that meet the full service banking needs of all age groups and continuing to develop more of a sales culture in the branches. The ability to attract and retain core deposits should also continue to be enhanced by our affiliation with Community Cash network. As part of the Community Cash network, customers of Hibernia Homestead Bank have access to over 150 ATMs in the area with no service fee. To further enhance deposit services Hibernia introduced a new online banking system in 2009 and converted to a much improved core data processing system in April 2010.
•	Maintaining High Asset Quality. Even with the lingering effects of Hurricane Katrina from 2005, we continue to maintain exceptional levels of asset quality. At December 31, 2010, we had six non-performing loans totaling $1.1 million, or 1.8% of our total loan portfolio. We attribute our high asset quality to our prudent and conservative underwriting practices, and we intend to maintain high asset quality even as we increase Hibernia Homestead Bank’s loan portfolio.
•	Continuing to Provide Exceptional Customer Service. As a community oriented savings bank, we take pride in providing exceptional customer service as a means to attract and retain customers. The personalized service we deliver to our customers distinguishes us from the large regional and national banks operating in our market area. Our management team has strong ties to and deep roots in, the community. We believe that we know our customers’ banking needs and can respond quickly to address them.

Critical Accounting Policies
In reviewing and understanding financial information for Hibernia Homestead Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements contained in Item 8 of this Form 10-K. The accounting and financial reporting policies of Hibernia Homestead Bancorp, Inc. conform to U.S. generally accepted accounting principles and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.
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
Comparison of Financial Condition at December 31, 2010 and December 31, 2009
Hibernia’s total assets increased $10.8 million, or 16.2%, to $77.3 million at December 31, 2010 compared to $66.5 million at December 31, 2009. This increase was primarily due to an increase of $17.0 million in net loans receivable, which was partially offset by a decrease of $4.1 million in investment securities available for sale and a decrease of $1.6 million in cash and cash equivalents.
Loans receivable, net, increased $17.0 million, or 37.7%, to $62.0 million at December 31, 2010 compared to $45.0 million at December 31, 2009. The increase in loans receivable, net was due primarily to a $5.9 million increase in commercial loans secured by real estate, a $2.4 million increase in commercial and industrial loans, a $5.7 million increase in one-to-four family residential mortgage loans, a $3.0 million increase in residential construction and land loans and a $182,000 increase in home equity lines of credit. The additional loan volume was primarily funded by our growth in deposits of $12.0 million, and decreases in cash and cash equivalents of $1.6 million, and investment securities of $4.1 million. During 2010, our total loan originations and participations purchased amounted to approximately $23.4 million and loan principal repayments were approximately $6.4 million.

Investment securities available for sale decreased $4.1 million, or 49.0%, to $4.2 million at December 31, 2010 from $8.3 million at December 31, 2009. The decrease in investment securities was primarily due to maturities, redemptions and sales of securities available-for-sale of $4.0 million received during the period.
Cash and cash equivalents decreased to $4.6 million at December 31, 2010 compared to $6.2 million at December 31, 2009 primarily due to the funding of new loans. Federal Funds sold decreased from $5.2 million at December 31, 2009 to none at December 31, 2010, as we reinvested our excess funds in higher earning interest bearing deposits. This decrease was partially offset by an increase in interest bearing deposits of $4.1 million, from $16,000 at December 31, 2009 to $4.1 million at December 31, 2010. Our interest bearing deposits are primarily held at the Federal Reserve Bank as of December 31, 2010.
Total liabilities increased $12.2 million, or 28.3%, to $55.3 million at December 31, 2010 compared to $43.1 million at December 31, 2009, due primarily to an increase in deposits of $12.0 million. The Bank had no Federal Home Loan Bank advances at December 31, 2010 or December 31, 2009, as we continued our strategy in recent periods of managing interest rate risk by paying down higher cost borrowings.
The increase of $12.0 million in deposits was due primarily to increases of $9.8 million in certificates of deposit and $2.1 million in transaction accounts. The increase of $9.8 million in certificates of deposit included an increase in local depositor certificates of $4.2 million, CDARS brokered certificates of $3.0 million, and certificates obtained through the QwickRate deposit listing service of $2.6 million. Management attributes the increase in local depositor certificates of deposit during fiscal 2010 to our strategy of seeking longer term deposits by competing more aggressively for certificates with terms of one to five years.
Our stockholders’ equity amounted to $22.0 million at December 31, 2010 compared to $23.4 million at December 31, 2009, a decrease of $1.4 million, or 6.2%. The decrease was due primarily to purchases of treasury stock and shares to fund our Recognition and Retention Plan and, to a lesser extent, our net loss for the year. During 2010 we repurchased 80,667 shares of the Company’s common stock as treasury stock and purchased 20,000 shares to fund our Recognition and Retention Plan for an aggregate cost of approximately $1.4 million.
Comparison of Operating Results for the Years Ended December 31, 2010 and 2009
General. For the year ended December 31, 2010, Hibernia Homestead Bancorp, Inc. had a net loss of $82,000 compared to a net loss of $324,000 for the year ended December 31, 2009. Our results for fiscal 2010 reflect an increase in our net interest margin for the year ended December 31, 2010. In addition, our non-interest expenses increased $178,000, or 6.8%, over the prior year period. Our net interest margin increased by 40 basis points to 4.19% for the year ended December 31, 2010 compared to 3.79% for the year ended December 31, 2009, while our average interest rate spread improved to 3.79% for the year ended December 31, 2010, compared to 3.27% for the year ended December 31, 2009. During the year ended December 31, 2010, the average rate paid on certificates of deposit decreased 46 basis points from 2.30% for the year ended December 31, 2009, to 1.84% for the year ended December 31, 2010.
Net Interest Income. Net interest income amounted to $2.6 million for the year ended December 31, 2010 compared to $2.0 million for the year ended December 31, 2009. The $653,000, or 33.3%, increase was primarily due to a $708,000 increase interest income net of an increase in interest expense of $55,000.
The average interest rate spread increased from 3.27% for the year ended December 31, 2009 to 3.79% for the year ended December 31, 2010 while average net interest-earning assets increased from $16.4 million to $17.1 million during the same respective periods. Average interest-earning assets to average interest-bearing liabilities decreased from 146.69% for the year ended December 31, 2009 to 137.86% for the year ended December 31, 2010. The increase in the average interest rate spread reflects the decrease in average rate paid on interest-bearing liabilities from 1.65% in fiscal 2009 to 1.42% in fiscal 2010, primarily as a result of the decrease in average rate on certificate of deposit accounts. Net interest margin increased 40 basis points from 3.79% to 4.19% at December 31, 2009 and 2010, respectively, primarily due to a decrease of 23 basis points in the average rate paid on interest-bearing liabilities and an increase in average interest-earning assets for the year ended December 31, 2010 compared to 2009.

Interest Income. Hibernia’s total interest income was $3.2 million for the year ended December 31, 2010, compared to $2.5 million for the year ended December 31, 2009, a $708,000 or 27.9% increase. The increase in interest income in the year ended December 31, 2010, compared to the year ended December 31, 2009, was due primarily to increases in average interest-earning assets, partially offset by decreases in the average yields on loans. The average yield on our interest-earning assets was 5.21% for the year ended December 31, 2010, compared to 4.92% for 2009. Average interest-earning assets were $62.3 million for the year ended December 31, 2010, compared to $51.7 million for 2009.
Interest Expense. Hibernia’s total interest expense was $636,000 for the year ended December 31, 2010, compared to $581,000 for the year ended December 31, 2009, an increase of $55,000, or 9.5%. The increase in interest expense for the year ended December 31, 2010 was primarily due to an increase in interest-bearing deposits partially offset by lower average rates of interest paid on our deposits in fiscal 2010. Our average rate paid on interest-bearing liabilities was 1.42% for the year ended December 31, 2010, compared to 1.65% for the year ended December 31, 2009.
Non-Interest Income. Hibernia’s non-interest income consists of rental income, net of related expenses, fees and service charges, and realized gains and losses on investments.
Hibernia’s total non-interest income amounted to $144,000 for the year ended December 31, 2010, compared to $233,000 for the year ended December 31, 2009, an $89,000 or 38.2%, decrease. In 2009, non-interest income included an $83,000 realized gain on the sale of available-for-sale securities which were sold to fund loan originations and a $39,000 gain on the sale of foreclosed property compared to none in 2010.
Non-Interest Expense. Hibernia’s total non-interest expense increased by $178,000, or 6.8%, to $2.8 million for the year ended December 31, 2010, compared to $2.6 million for the year ended December 31, 2009. The increase in non-interest expense for the year ended December 31, 2010 was due primarily to an increase in occupancy expense, an increase in employee salary and benefits expense, an increase in professional fees and data processing expense and Louisiana bank shares tax expense which became effective for the Company in 2010. These increases were partially offset by decreases in general insurance and advertising and promotions expense. The higher employee salary and benefits expense reflects costs associated with the Company’s Stock Option Plan and the Recognition and Retention Plan for equity awards made in the first and second quarter of 2010, partially offset by lower health insurance expenses. The increase in professional fees for the year ended December 31, 2010, reflects accounting and legal expense associated with the Company’s financial and SEC reporting requirements as well as $27,000 incurred in connection with Bank’s 2010 conversion to a fully integrated commercial banking system. The increase in data processing expense was due primarily to the data processing conversion.
Income Tax Benefit. The income tax benefit amounted to $8,000 and $166,000 for the fiscal years ended December 31, 2010 and 2009, respectively.
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

	Year Ended December 31,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(3)	Rate	Balance	Interest(3)	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$54,084	$3,016	5.58%	$36,459	$2,097	5.75%
Investment securities	5,837	224	3.84	11,387	428	3.76
Other interest-earning assets	2,391	9	0.38	3,817	16	0.41

Total interest-earning assets	62,312	3,249	5.21%	51,663	2,541	4.92%

Non-interest-earning assets	7,752			7,514

Total assets	$70,064			$59,177

Interest-bearing liabilities:
Savings, NOW and money market accounts	$16,703	114	0.68%	$14,393	102	0.71%
Certificates of deposit	28,301	522	1.84	20,812	479	2.30

Total interest bearing deposits	45,004	636	1.42	35,205	581	1.65
FHLB advances and Federal Funds Purchased	197	—	—	15	—	—

Total interest-bearing liabilities	45,201	636	1.42%	35,220	581	1.65%

Non-interest-bearing liabilities	2,299			1,048

Total liabilities	47,500			36,268
Equity	22,564			22,909

Total liabilities and equity	$70,064			$59,177

Net interest-earning assets	$17,111			$16,443

Net interest income; average interest rate spread		$2,613	3.79%		$1,960	3.27%

Net interest margin(2)			4.19%			3.79%

Average interest-earning assets to average interest-bearing liabilities			137.86%			146.69%

(1)	Includes non-accrual loans for the years ended December 31, 2010 and 2009. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

(3)	Amounts that do not round to $1,000 are reflected as none.
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

	Year Ended December 31,			Year Ended December 31,
	2010 compared to 2009			2009 compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Loans receivable	$(95)	$1,014	$919	$(132)	$410	$278
Investment securities	5	(209)	(204)	(65)	(77)	(142)
Other interest-earning assets	—	(7)	(7)	(49)	56	7

Total interest income	(90)	798	708	(246)	389	143

Interest expense:
Savings, NOW and money market accounts	(4)	16	12	(54)	19	(35)
Certificates of deposit	(129)	172	43	(302)	(46)	(348)

Total deposits	(133)	188	55	(356)	(27)	(383)
FHLB advances	—	—	—	—	(7)	(7)

Total interest expense	(133)	188	55	(356)	(34)	(390)

Increase (decrease) in net interest income	$43	$610	$653	$110	$423	$533

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
Hibernia’s nonperforming assets, defined as non-accrual loans, accruing loans past due 90 days or more and foreclosed real estate, totaled $1.1 million, or 1.47%, of total assets at December 31, 2010, compared to $315,000, or 0.47%, of total assets at December 31, 2009. We did not have any real estate owned at December 31, 2010 or 2009. The non-performing loans totaling $1.1 million at December 31, 2010, consist of six loans secured by first mortgages on one-to-four family residential real estate. Management believes that the allowance for loan and lease losses is sufficient to cover any losses that may be incurred on these loans.
Loan loss provisions of $64,000 were made to the allowance during the year ended December 31, 2010, compared to $78,000 for the year ended December 31, 2009. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable.
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

Exposure to Changes in Interest Rates
Hibernia Homestead Bank’s ability to maintain net interest income depends upon its ability to earn a higher yield on assets than the rates it pays on deposits and borrowings. Hibernia’s interest-earning assets consist primarily of residential mortgage loans which have fixed rates of interest and terms up to 30 years, commercial and industrial loans and commercial real estate loans which have fixed or variable rates of interest and terms up to 10 and 15 years, respectively, and investment securities with mostly fixed rates of interest and contractual maturities primarily of one to ten years. Hibernia Homestead Bank’s interest-bearing liabilities primarily consist of higher rate certificates of deposit rather than other types of deposit products. Consequently, the Bank’s ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise. At December 31, 2010 and 2009, certificates of deposit amounted to $34.3 million and $24.4 million, respectively, or 44.4% and 36.8%, respectively, of total assets at such dates.
Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our one-year cumulative interest rate gap as a percentage of total assets was a positive 1% at December 31, 2010 which means the Bank has more assets repricing than in does liabilities within one year. In 2010 we became asset sensitive within one year as a result of increases in variable rate commercial loans and our strategy of seeking longer term deposits by competing more aggressively for certificates with terms of one to five years. The addition of longer term certificates has increased our liability sensitivity in the time periods beyond one year. In order to reduce our intermediate and long term liability sensitivity we continue to focus on increasing our base of non-interest bearing deposits and our portfolio of loans with shorter repricing periods.
The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2010, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to be 0.7%. The weighted-average annual prepayment rate for mortgage-backed securities is assumed to be 32%. Money market deposit accounts, savings accounts, NOW accounts and non-interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” ranging from 4% to 8.7% in three months or less and 23.7% to 35.9% in more than one year to three years. See “Business of Hibernia Homestead Bank — Hibernia Homestead Bank’s Lending Activities,” “— Investment Activities” and “— Sources of Funds.”

		More than	More than	More than	More
	3 Months	3 Months	1 Year	3 Years	than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2)	$6,511	$9,590	$8,029	$7,868	$30,287	$62,285
Investment securities and stock	1,499	1,390	1,192	28	502	4,611
Other interest-earning assets	4,212	—	—	—	—	4,212

Total interest-earning assets	$12,222	$10,980	$9,221	$7,896	$30,789	$71,108

Interest-bearing liabilities:
Savings accounts	$996	$—	$5,570	$—	$—	$6,566
Checking accounts	388	—	3,570	—	—	3,958
Money market accounts	665	—	5,985	—	—	6,650
Certificate accounts	5,770	14,961	9,528	4,018	—	34,277
FHLB advances	—	—	—	—	—	—

Total interest-bearing liabilities	$7,819	$14,961	$24,653	$4,018	$—	$51,451

Interest-earning assets less interest-bearing liabilities	$4,403	$(3,981)	$(15,432)	$3,878	$30,789

Cumulative interest-rate sensitivity gap(3)	$4,403	$422	$(15,010)	$(11,132)	$19,657

Cumulative interest-rate gap as a percentage of total assets at December 31, 2010	6%	1%	(19)%	(14)%	25%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2010	156%	102%	68%	78%	138%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses and undisbursed loan funds.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.
Net Portfolio Value and Net Interest Income Analysis. The Bank’s interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth the Bank’s NPV as of December 31, 2010 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest
Rates
In Basis Points	Net Portfolio Value			NPV as % of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$9,953	$(8,610)	(46.38)%	15.34%	(907) bp
200	13,572	(4,991)	(26.89)%	19.58%	(483) bp
100	16,525	(2,038)	(10.98)%	22.60%	(181) bp
Static	18,563	—	—%	24.41%	— bp
(100)	21,045	2,482	13.37%	26.63%	222 bp
(200)	24,060	5,497	29.61%	29.25%	484 bp
(300)	26,375	7,812	42.08%	31.17%	676 bp

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2010.

Change in Interest Rates in Basis Points
(Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
300bp	$2,888	$(181)	(5.90)%
200	2,974	(95)	(3.10)%
100	3,042	(27)	(0.88)%
Static	3,069	—	—%
(100)	3,085	16	0.52%
(200)	3,005	(64)	(2.09)%
(300)	2,855	(214)	(6.97)%
The above table indicates that as of December 31, 2010, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2011 would be expected to decrease by $181,000, or 5.9%, to $2.9 million.
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
Hibernia’s primary sources of funds are deposits, amortization and prepayment of loans and investments, and to a lesser extent, rental income and funds provided from operations. While scheduled principal repayments on loans and investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Hibernia sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Hibernia invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Hibernia’s cash and cash equivalents amounted to $4.6 million at December 31, 2010.
Hibernia’s primary sources of cash are principal repayments on loans and investments and increases in deposit accounts. If Hibernia requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At December 31, 2010, Hibernia did not have any advances from the Federal Home Loan Bank of Dallas and had $3.3 million in borrowing capacity. Additionally, at December 31, 2010, Hibernia was a party to a Master Purchase Agreement with First National Bankers Bank whereby First National Bankers Bank may sell to Hibernia Homestead Bank Federal Funds in an amount not to exceed $5.0 million. As of December 31, 2010, Hibernia Homestead Bank had no federal funds purchased from First National Bankers Bank. As of December 31, 2010, the Bank participated in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members. The Company may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed 10% of the Bank’s total assets, calculated based on its last quarterly call report. As of December 31, 2010, the Bank’s limit for One-Way Buy deposits was $7.2 million based on total assets on its September 30, 2010 call report. As of December 31, 2010, the Bank had $3.0 million in reciprocal deposits or One-Way Buy deposits in the CDARS program. Such deposits are generally considered a form of brokered deposits.

At December 31, 2010, Hibernia had outstanding loan commitments of $3.4 million to originate loans. At December 31, 2010, certificates of deposit scheduled to mature in less than one year totaled $20.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. Hibernia Homestead Bank intends to utilize its liquidity to fund its lending activities.
Contractual Cash Obligations. The following tables summarize our contractual cash obligations at December 31, 2010.

	Total at	Payments Due By Period
	December 31,	To	1-3	4-5	After 5
	2010	1 Year	Years	Years	Years
	(In thousands)
Certificates of deposit	$34,277	$20,664	$9,493	$4,120	$—
FHLB advances	—	—	—	—	—

Total contractual obligations	$34,277	$20,664	$9,493	$4,120	$—

Hibernia Homestead Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At December 31, 2010, Hibernia Homestead Bank exceeded each of its capital requirements with ratios of 25.61%, 35.97% and 36.73%, respectively.
Off-Balance Sheet Arrangements
In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Our exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. In general, we do not require collateral or other security to support financial instruments with off—balance sheet credit risk.
Commitments. The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2010.

	Total
	Amounts
	Committed
	at	Amount of Commitment Expiration - Per Period
	December 31,	To	1-3	4-5	After 5
	2010	1 Year	Years	Years	Years
	(In thousands)
Lines of credit	$986	$986	$—	$—	$—
Undisbursed portion of loans in process	2,187	2,187	—	—	—
Commitments to originate loans	3,389	3,389	—	—	—

Total commitments	$6,562	$6,562	$—	$—	$—

Impact of Inflation and Changing Prices
The consolidated financial statements and related financial data presented herein regarding Hibernia Homestead Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Hibernia’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Hibernia’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.
Recent Accounting Pronouncements
On January 1, 2009, the Company adopted new guidance that related to accounting for noncontrolling interests in consolidated financial statements. The new accounting guidance requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations. Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and (2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company.
FASB ASC Topic No. 825 “Financial Instruments” (formerly FSP SFAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, which also amended APB Opinion No. 28, Interim Financial Reporting) was issued in April 2009. This Topic requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Topic is effective for interim reporting periods ending after June 15, 2009. Adoption of this Topic did not have a monetary effect on the consolidated financial position and results of operations of the Company, but resulted in expanded disclosures.
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
The Company has adopted the new guidance that was effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards CodificationTM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued authoritative guidance that requires an acquirer in a business combination, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Any contingent consideration is also required to be recognized and measured at fair value on the date of acquisition. Acquisition related costs are to be expensed as incurred. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. This authoritative guidance became effective for business combinations closing on or after January 1, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance became effective for the Company on January 1, 2010 with no impact on its consolidated financial statements.
In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance was adopted by the Company on January 1, 2010 with no impact on its consolidated financial statements.
In August 2009, the FASB updated its guidance for the fair value measurement of liabilities. The update provided clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of the liability using: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, (3) an income approach, such as a present value technique, or (4) a market approach such as the amount the reporting entity would pay to transfer the liability or enter into the identical liability. The update also states that a reporting entity would not adjust the fair value of a liability for restrictions that prevent the transfer of the liability. The updated liability fair value measurement guidance is effective as of September 30, 2009. This update did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (Topic 820) that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. The guidance was effective for financial statements issued for periods ending after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in reconciliation for Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance affects only the disclosure requirements and had no impact on the Company’s consolidated statements of operations and condition.
In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new authoritative guidance will be effective on January 1, 2011 and is not expected to have an impact on the Company’s consolidated financial statements.
In January 2011, the FASB issued authoritative guidance that deferred the effective date of disclosure requirements for public entities about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, which is concurrently being addressed by the FASB. The guidance is anticipated to be effective for interim and annual reporting periods ending after June 15, 2011.
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends ASC Topic 310 “Receivables”. The primary objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for loan and lease losses (the Allowance) and the credit quality of its financing receivables. For public entities, the amendments pertaining to disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted the provisions of this ASU in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the allowance, the adoption had no impact on the Company’s consolidated statements of operations and condition. See Note 3 to the consolidated financial statements for the required disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 8.	Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders
  Hibernia Homestead Bancorp, Inc.
New Orleans, Louisiana
We have audited the accompanying consolidated balance sheets of Hibernia Homestead Bancorp, Inc. and Subsidiary (the Company), as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibernia Homestead Bancorp, Inc., and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
A Professional Accounting Corporation
Metairie, LA
March 24, 2011

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$481	$1,067
Cash, Interest Bearing	4,112	16
Federal Funds Sold	—	5,150

Total Cash and Cash Equivalents	4,593	6,233

Certificates of Deposit	100	475
Securities Available for Sale	4,230	8,293
Loans Receivable, Net	61,953	44,987
Accrued Interest Receivable	227	206
Investment in FHLB of Dallas Stock	171	171
Investment in FNBB Stock	210	210
Premises and Equipment, Net	4,988	5,127
Deferred Income Taxes	528	492
Prepaid Expenses and Other Assets	253	309

Total Assets	$77,253	$66,503

Liabilities and Equity
Liabilities

Deposits	$54,607	$42,640
Advance Payments by Borrowers for Taxes and Insurance	477	386
Accrued Interest Payable	3	2
Accounts Payable and Other Liabilities	213	79

Total Liabilities	55,300	43,107

Equity
Preferred Stock, $.01 par value — 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value — 9,000,000 shares authorized; 1,113,334 shares issued; 1,032,667 and 1,113,334 shares outstanding at December 31, 2010 and 2009, respectively	11	11
Additional Paid-in Capital	10,466	10,365
Treasury Stock at Cost — 80,667 shares at December 31, 2010 and none at December 31, 2009	(1,152)	—
Unallocated Common Stock held by:
Employee Stock Ownership Plan	(819)	(855)
Recognition and Retention Plan	(293)	—
Accumulated Other Comprehensive Income, Net of Tax Effect	80	133
Retained Earnings	13,660	13,742

Total Equity	21,953	23,396

Total Liabilities and Equity	$77,253	$66,503

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009
	(In Thousands, Except Per Share Data)
Interest Income
Loans Receivable
Mortgage Loans	$2,243	$1,940
Commercial Loans	761	151
Consumer and Other Loans	12	6
Federal Funds Sold and Interest Bearing Deposits	9	16
Investment Securities	224	428

Total Interest Income	3,249	2,541

Interest Expense
Deposits	636	581

Total Interest Expense	636	581

Net Interest Income	2,613	1,960

Provision for Loan Losses	64	78

Net Interest Income After Provision for Loan Losses	2,549	1,882

Non-Interest Income
Realized Gains on Investments	—	83
Gains on Sale of Foreclosed Real Estate	—	39
Other Income	35	24
Rental Income, Net of Related Expenses	109	87

Total Non-Interest Income	144	233

Non-Interest Expenses
Salaries and Employee Benefits	1,219	1,164
Occupancy Expenses	438	360
Data Processing	319	288
Advertising	103	137
Professional Fees	274	214
Insurance Expense	32	81
Supplies and Stationary	75	46
Telephone and Postage	55	57
Supervision, Exams and Assessments	73	78
Directors’ Fees	51	48
Franchise and Shares Taxes	37	—
Other Operating Expenses	107	132

Total Non-Interest Expenses	2,783	2,605

Loss Before Income Tax Benefit	(90)	(490)
Income Tax Benefit	(8)	(166)

Net Loss	$(82)	$(324)

Loss per Share, Basic	$(0.08)	$(0.29)

Loss per Share, Diluted	$(0.08)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31, 2010 and 2009

	2010	2009
	(In Thousands)

Net Loss	$(82)	$(324)

Other Comprehensive (Loss) Income,
Net of Tax
Unrealized (Loss) Gain on Securities Available for Sale	(53)	25

Total Other Comprehensive (Loss) Income	(53)	25

Total Comprehensive Loss	$(135)	$(299)

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2010 and 2009

						Accumulated
						Other
		Additional		Common	Common	Comprehensive
	Common	Paid-in	Treasury	Stock held	Stock held	Income	Retained
	Stock	Capital	Stock	by ESOP	by RRP	(Loss)	Earnings	Total
	(In Thousands)

Balance — January 1, 2009	$—	$—	$—	$—	$—	$108	$14,066	$14,174

Issuance of Common Stock	11	10,356	—	—	—	—	—	10,367

Shares Purchased for ESOP	—	—	—	(891)	—	—	—	(891)

ESOP Stock Released for Allocation	—	9	—	36	—	—	—	45

Net Loss	—	—	—	—	—	—	(324)	(324)

Other Comprehensive Income, Net of Applicable Deferred Taxes	—	—	—	—	—	25	—	25

Balance — December 31, 2009	11	10,365	—	(855)	—	133	13,742	23,396

Shares Purchased for RRP	—	—	—	—	(293)	—	—	(293)

Purchase of Treasury Stock	—	—	(1,152)	—	—	—	—	(1,152)

ESOP Stock Released for Allocation	—	16	—	36	—	—	—	52

RRP Stock Earned	—	22	—	—	—	—	—	22

Stock-Based Compensation Cost	—	63	—	—	—	—	—	63

Net Loss	—	—	—	—	—	—	(82)	(82)

Other Comprehensive Loss, Net of Applicable Deferred Taxes	—	—	—	—	—	(53)	—	(53)

Balance — December 31, 2010	$11	$10,466	$(1,152)	$(819)	$(293)	$80	$13,660	$21,953

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net Loss	$(82)	$(324)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used in) Operating Activities
Provision for Loan Losses	64	78
Foreclosed Assets Valuation Adjustment	—	10
Deferred Income Taxes	(8)	(165)
Depreciation and Amortization	287	275
Net Discount Accretion	(9)	(19)
Gain on Sale of Securities	—	(83)
Gain on Sale of Foreclosed Real Estate	—	(39)
Loss on Disposal of Premises and Equipment	1	—
Non-Cash Compensation	137	45
(Increase) Decrease in:
Accrued Interest Receivable	(21)	(14)
Prepaid Expenses and Other Assets	56	559
(Decrease) Increase in:
Accrued Interest Payable	1	(5)
Accounts Payable and Other Liabilities	134	(403)

Net Cash Provided by (Used in) Operating Activities	560	(85)

Cash Flows from Investing Activities
Net Increase in Loans Receivable	(17,030)	(12,964)
Purchase of Certificates of Deposit	(100)	(1,055)
Purchase of Securities Available for Sale	—	(2,527)
Maturities and Redemptions of Certificates of Deposit	475	580
Maturities, Redemptions and Sales of Securities Available for Sale	3,991	6,320
Proceeds on Sale of Foreclosed Real Estate	—	247
Improvements to Foreclosed Real Estate	—	(46)
Purchase of Premises and Equipment	(149)	(56)

Net Cash Used in Investing Activities	(12,813)	(9,501)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	11,967	(503)
Net Increase (Decrease) in Advance Payments by Borrowers	91	(24)
Proceeds from Issuance of Common Stock	—	11,133
Cost of Issuance of Common Stock	—	(766)
Purchase of Treasury Stock	(1,152)	—
Purchase of Stock for RRP	(293)	—
Purchase of Stock for ESOP	—	(891)

Net Cash Provided by Financing Activities	10,613	8,949

Net Decrease in Cash and Cash Equivalents	(1,640)	(637)
Cash and Cash Equivalents, Beginning of Year	6,233	6,870

Cash and Cash Equivalents, End of Year	$4,593	$6,233

Supplemental Schedule of Cash Flow Information
Cash Paid for Interest on Deposits	$635	$586

Cash Paid for Income Taxes	$—	$—

Market Value Adjustment for (Loss) Gain on Securities Available for Sale	$(80)	$37

The accompanying notes are an integral part of these consolidated financial statements.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
On January 27, 2009, Hibernia Homestead Bank (the Bank) completed its conversion from a mutual to a stock form of organization as a subsidiary of Hibernia Homestead Bancorp, Inc. (the Holding Company or the Company), and the Holding Company completed an initial public offering in which it issued 1,113,334 shares of its common stock for a total of $11,133,340 in gross offering proceeds.
Hibernia Homestead Bank is a Louisiana-chartered and FDIC-insured savings bank and provides a variety of financial services to individual and commercial customers through its three branches in New Orleans and Metairie, Louisiana. The Bank’s primary deposit products are checking accounts, money market accounts and interest bearing savings, and certificates of deposit. Its primary lending products are residential mortgage loans, commercial loans secured by real estate, and commercial and industrial loans. The Bank primarily provides services to customers in the New Orleans, Metairie and surrounding areas.
The Bank’s operations are subject to customary business risks associated with activities of a financial institution. Some of those risks include competition from other institutions and changes in economic conditions, interest rates and regulatory requirements.
In August 2005 Hurricane Katrina caused wide-spread devastation in the areas in which the Bank operates, and certain of the affected areas are still in the process of recovering from the adverse impacts caused by the hurricane. The adverse financial effects of that catastrophe upon the Bank were recognized in its financial statements at that time. To date no significant additional adverse effects have manifested themselves. However, since some areas within the Bank’s market are still recovering, whether the extent to which those areas eventually recover could adversely affect the future financial condition of area businesses, and the degree of such adverse impacts, if any, is unknown at this time.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hibernia Homestead Bank. All significant intercompany balances and transactions between the Company and its wholly owned subsidiary have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.
A majority of the Company’s loan portfolio consists of single-family residential loans in the metropolitan New Orleans area. In recent periods, we began offering commercial real estate loans on both owner-occupied and non-owner occupied properties. It is our policy to lend in a first lien position on such properties. During the second quarter of 2010, the Company also began making commercial and industrial loans. Residential mortgage loans and commercial loans are expected to be repaid from the cash flows of the customers. Some of the activities that the economy of this region is dependent upon include the petrochemical industry, the port of New Orleans, healthcare and tourism. Significant declines in economic activities in these areas could affect the borrowers’ ability to repay loans and cause a decline in value of assets securing the loan portfolio.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Use of Estimates (Continued)
While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change in the near term.
Cash Equivalents
Cash equivalents consist of cash on hand and in banks and federal funds sold. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities, when purchased, of less than three months to be cash equivalents.
Loans Receivable
Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees, direct origination costs and discounts.
In July 2010, the Financial Accounting Standard Board (the FASB) issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which requires that the Company provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the allowance for loan and lease losses (the Allowance). This ASU also requires the Company to disclose on a prospective basis, additional information related to credit quality indicators, non-accrual loans and leases and past due information. The Company adopted the provisions of this ASU in preparing the consolidated financial statements as of and for the year ended December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the allowance, the adoption had no impact on the Company’s consolidated statements of operations and condition. See Note 3 to the consolidated financial statements for the required disclosures.
Interest on Loans
Interest on mortgage and commercial loans is credited to income as earned. An allowance is established for interest accrued on loans contractually delinquent three months or more. Unearned discounts on mortgage and commercial loans are taken into income over the life of the loan using the interest method. Interest on savings account loans is credited to income as earned using the simple interest method.
Allowance for Loan Losses
The allowance for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the consolidated balance sheet date. The allowance is comprised of specific allowances and a general allowance.
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
Allowance for Loan Losses (Continued)
General allowances are established for each loan class. Loans that have been identified as impaired are excluded from the homogenous pools; the remaining loans are then collectively evaluated. The Company’s evaluations are based on historical charge-offs considering factors that include risk rating, concentrations and loan type. These allowances, which are judgmentally determined, generally serve to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and consider the possibility of improper risk rating and possible over or under allocation of specific allowances. It also considers the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. In addition, the general allowances consider trends in delinquencies and non-accrual loans, concentrations, the volatility of risk ratings and the evolving portfolio mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.
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
Loan Origination Fees and Related Costs
The Company has adopted the provisions of FASB ASC Topic 310 “Receivables” (which includes former SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases). Accordingly, loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for any prepayments.
Securities
FASB ASC Topic 320 “Investments-Debt and Equity Securities” (which includes former SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), requires the classification of securities into one of three categories: trading, available for sale or held to maturity.

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
Held to maturity securities are stated at amortized cost. Available for sale securities are stated at fair value, with unrealized gains and losses, net of applicable deferred income taxes, reported in a separate component of other comprehensive income. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security. Amortization, accretion and accruing interest are included in interest income on securities. Realized gains and losses, and declines in value judged to be other than temporary, are included in net securities gains. The cost of securities sold is determined based on the specific identification method.
Impaired Securities
Securities available for sale or held to maturity in which, after acquisition, the Company believes it will not be able to collect all amounts due according to its contractual terms are considered to be other-than-temporarily impaired. In accordance with U.S. generally accepted accounting principles, securities considered to be other-than-temporarily impaired are written down to fair value, and any unrealized loss is charged to net income. The written down amount then becomes the security’s new cost basis.
Investment in FHLB of Dallas and FNBB Stock
The Company maintains investments in membership stocks of the Federal Home Loan Bank (FHLB) of Dallas and the First National Bankers Bank (FNBB). The carrying amounts of these investments are stated at cost. The Bank is required by law to have an investment in stock of the FHLB of Dallas. For 2010, the membership investment requirement is 0.06% of the member’s total assets, and the activity-based requirement is 4.1% of advances and applicable Mortgage Partnership Finance assets.
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
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Estimated lives are 7 to 30 years for buildings and improvements and 3 to 10 years for furniture and equipment.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Income Taxes
The Company recognizes income taxes in accordance with FASB ASC Topic No. 740 “Income Taxes” (formerly SFAS No. 109, Accounting for Income Taxes). Topic 740 uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.
Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest or penalties that would be payable to the taxing authorities upon examination. Interest and/or penalties associated with unrecognized tax benefits, if any, would be classified as additional income taxes in the consolidated statements of operations.
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
Comprehensive Income
The Company reports comprehensive income in accordance with FASB ASC Topic No. 220 “Comprehensive Income” (formerly SFAS No. 130, Reporting Comprehensive Income). Topic 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in equity and comprehensive loss. Topic 220 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.
Statements of Cash Flows
The statements of cash flows were prepared in accordance with the provisions of FASB ASC Topic No. 230 “Statement of Cash Flows” (formerly SFAS No. 104, Statement of Cash Flows - Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions). This Topic permits certain financial institutions to report, in a statement of cash flows, net receipts and payments for deposits placed, time deposits accepted and repaid and loans made and collected. Additionally, in accordance with U.S. generally accepted accounting principles, interest credited directly to deposit accounts has been accounted for as operating cash payments.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements
On January 1, 2009, the Company adopted new guidance that related to accounting for noncontrolling interests in consolidated financial statements. The new accounting guidance requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations. Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and (2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company.
FASB ASC Topic No. 825 “Financial Instruments” (formerly FSP SFAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, which also amended APB Opinion No. 28, Interim Financial Reporting) was issued in April 2009. This Topic requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Topic is effective for interim reporting periods ending after June 15, 2009. Adoption of this Topic did not have a monetary effect on the consolidated financial position and results of operations of the Company, but resulted in expanded disclosures.
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
The Company has adopted the new guidance that was effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards CodificationTM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued authoritative guidance that requires an acquirer in a business combination, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Any contingent consideration is also required to be recognized and measured at fair value on the date of acquisition. Acquisition related costs are to be expensed as incurred. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. This authoritative guidance became effective for business combinations closing on or after January 1, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance became effective for the Company on January 1, 2010 with no impact on its consolidated financial statements.
In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance was adopted by the Company on January 1, 2010 with no impact on its consolidated financial statements.
In August 2009, the FASB updated its guidance for the fair value measurement of liabilities. The update provided clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of the liability using: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, (3) an income approach, such as a present value technique, or (4) a market approach such as the amount the reporting entity would pay to transfer the liability or enter into the identical liability. The update also states that a reporting entity would not adjust the fair value of a liability for restrictions that prevent the transfer of the liability. The updated liability fair value measurement guidance is effective as of September 30, 2009. This update did not have a material effect on the Company’s consolidated financial statements.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (Topic 820) that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. The guidance was effective for financial statements issued for periods ending after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in reconciliation for Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance affects only the disclosure requirements and had no impact on the Company’s consolidated statements of operations and condition.
In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new authoritative guidance will be effective on January 1, 2011 and is not expected to have an impact on the Company’s consolidated financial statements.
In January 2011, the FASB issued authoritative guidance that deferred the effective date of disclosure requirements for public entities about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, which is concurrently being addressed by the FASB. The guidance is anticipated to be effective for interim and annual reporting periods ending after June 15, 2011.
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends ASC Topic 310 “Receivables”. The primary objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for loan and lease losses (the Allowance) and the credit quality of its financing receivables. For public entities, the amendments pertaining to disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted the provisions of this ASU in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the allowance, the adoption had no impact on the Company’s consolidated statements of operations and condition. See Note 3 to the consolidated financial statements for the required disclosures.
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $103,000 and $137,000 for the years ended December 31, 2010 and 2009, respectively, and is included in non-interest expenses.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 2.	Investment Securities
A summary of investment securities classified as trading, available for sale and held to maturity is presented below.
Trading Securities
The Company had no securities classified as trading securities at December 31, 2010 and 2009.
Available for Sale
The amortized cost and estimated fair values of available for sale securities at December 31, 2010 and 2009 are summarized as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
2010	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Government Agencies	$500	$2	$—	$502
Mortgage-Backed Securities	3,609	119	—	3,728

Available for Sale Securities	$4,109	$121	$—	$4,230

	Amortized	Gross Unrealized	Gross Unrealized	Fair
2009	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Government Agencies	$1,501	$8	$—	$1,509
Mortgage-Backed Securities	6,591	193	—	6,784

Available for Sale Securities	$8,092	$201	$—	$8,293

The amortized cost and estimated fair values of available for sale securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$398	$402
Due After One Year Through Five Years	2,863	2,936
Due After Five Years Through Ten Years	640	669
Due After Ten Years Through Twenty Years	43	44
Due After Twenty Years	165	179

	$4,109	$4,230

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists. Management does not anticipate a requirement to sell any of the Company’s investment securities for liquidity or other operating purposes.
The proceeds from the sales, redemptions and maturities of securities available for sale were $4.0 million and $6.3 million for 2010 and 2009, respectively, resulting in no gains or losses in 2010 and gains of $83,000 in 2009.
Held to Maturity
There were no securities classified as held to maturity at December 31, 2010 and 2009.

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
At December 31, 2010 and 2009 there were no unrealized losses in investment securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company has the ability to hold available for sale debt securities for the foreseeable future.

Note 3.	Loans Receivable
Loans receivable at December 31, 2010 and 2009, are summarized as follows:

	2010	2009
	(In Thousands)
One-to-Four Family Residential	$41,421	$35,736
Multi-Family Residential	173	184
Second Mortgage Residential	174	219
Residential Construction and Land Loans	3,375	410
Commercial Loans Secured by Real Estate	14,317	8,447
Commercial and Industrial Loans	2,375	—
Home Equity Lines of Credit	426	244
Loans Secured by Deposits	24	25

	62,285	45,265
Deferred Loan Origination Costs (Fees)	62	52
Less: Allowance for Loan Losses	(394)	(330)

Total	$61,953	$44,987

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3.	Loans Receivable (Continued)
The following presents by portfolio segment, the activity in the allowance for the years ended December 31, 2010 and 2009. The following also presents by portfolio segment, the balance in the allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of December 31, 2010 and 2009.

	Commercial and	Commercial
	Industrial	Real Estate	Consumer	Residential	Total
	(In Thousands)
2010
Allowance for loan losses:
Beginning Balance	$—	$64	$—	$266	$330
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provisions	12	8	—	44	64

Ending Balance	$12	$72	$—	$310	$394

Ending balance: individually evaluated for impairment	$—	$—	$—	$62	$62

Ending balance: collectively evaluated for impairment	$12	$72	$—	$248	$332

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Financing receivables:
Ending Balance	$2,375	$14,317	$450	$45,143	$62,285

Ending balance: individually evaluated for impariment	$—	$—	$—	$1,043	$1,043

Ending balance: collectively evaluated for impariment	$2,375	$14,317	$450	$44,100	$61,242

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

	Commercial and	Commercial Real
	Industrial	Estate	Consumer	Residential	Total
	(In Thousands)
2009
Allowance for loan losses:
Beginning Balance	$—	$—	$—	$273	$273
Charge-offs	—	—	—	(21)	(21)
Recoveries	—	—	—	—	—
Provisions	—	64	—	14	78

Ending Balance	$—	$64	$—	$266	$330

Ending balance: individually evaluated for impairment	$—	$—	$—	$26	$26

Ending balance: collectively evaluated for impairment	$—	$64	$—	$266	$330

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Financing receivables:
Ending Balance	$—	$8,447	$269	$36,549	$45,265

Ending balance: individually evaluated for impairment	$—	$—	$—	$403	$403

Ending balance: collectively evaluated for impairment	$—	$8,447	$269	$36,146	$44,862

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3.	Loans Receivable (Continued)
Credit Quality Indicators
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicators are to use an internal credit risk rating system that categorizes loans and leases into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics that benefit from a case-by-case evaluation. Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively.
The following are the definitions of the Company’s credit quality indicators:
Pass — Level 1 — Loans that comply in all material respects with the Company’s loan policies that are adequately secured with conforming collateral and that are extended to borrowers with documented cash flow and/or liquidity to safely cover their total debt service requirements.
Pass — Level 2 — May have one or more approved exceptions to loan policy, including exceptions to collateral guidelines, loan-to-value parameters, debt service coverage ratios or other guidelines but that are extended to borrowers with strong histories and adequate cash flow and/or liquidity to cover total debt service requirements. These loans are deemed by Management to pose only modest risk of deterioration or default.
Pass — Level 3 — Loans that may have one or more approved exceptions to loan policy and that exhibit weakness in collateral value, debt service capacity or other factors that, in the judgment of Management, increase the likelihood of the loan deteriorating in the event of unfavorable changes in market conditions or the borrower’s circumstances.
Special Mention — Special Mention includes loans with a recent history of repeat delinquencies, indications of possible deterioration in credit strength, decline in collateral value or lack of current information. Also included in this rating are loans that have not exhibited frequent delinquency but which are of concern due to suspected deterioration in the borrower’s status, decline in collateral value, weakness in the borrower’s industry or other indications of risk that have come to management’s attention.
Substandard — The substandard classification includes loans that are inadequately protected by current equity and paying capacity of the obligor or of the collateral pledged. Such loans have one or more weaknesses that jeopardize the liquidation of the debt and expose the Company to loss if the weaknesses are not corrected. Weaknesses may include inadequate cash flow, unmarketable collateral or other factors which could cause the borrower to default.
Doubtful — Loans that have all the weaknesses inherent in substandard loans and those weaknesses are so serious as to make full repayment of the loan, based on currently known facts, improbable. These loans expose the Bank to serious risk, but the extent of the loss cannot be determined because of pending factors that could strengthen the credit in the near term.
The Company’s credit quality indicators are periodically updated on a case-by-case basis.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3.	Loans Receivable (Continued)
Credit Quality Indicators (Continued)
The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of December 31, 2010 and 2009.

			Commercial Real Estate		Commercial Real Estate
	Commercial and Industrial		Construction		Other
	2010	2009	2010	2009	2010	2009
	(In Thousands)
Pass — Level 1	$2,375	$—	$1,229	$—	$12,709	$8,447
Pass — Level 2	—	—	—	—	379	—
Pass — Level 3	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—

Total	$2,375	$—	$1,229	$—	$13,088	$8,447

Residential Credit Exposure
Credit Risk Profile by Internally Assigned Credit Quality Indicator

	Residential – Prime
	2010	2009
	(In Thousands)
Grade:
Pass — Level 1	$37,129	$30,998
Pass — Level 2	5,536	3,558
Pass — Level 3	175	945
Special Mention	660	314
Substandard	1,643	734
Doubtful	—	—

Total	$45,143	$36,549

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer – Other
	2010	2009
	(In Thousands)
Performing	$450	$269
Nonperforming	—	—

Total	$450	$269

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3.	Loans Receivable (Continued)
Impaired Loans
The following presents by class, information related to impaired loans as of and for the years ended December 31, 2010 and 2009:
Impaired Loans
As of December 31, 2010 and 2009

	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
(In Thousands)
2010
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Residential — prime	261	262	—	263	12
With an allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential — prime	782	786	62	787	26
Total:
Commercial	$—	$—	$—	$—	$—
Consumer	$—	$—	$—	$—	$—
Residential	$1,043	$1,048	$62	$1,050	$38

2009
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Residential — prime	299	299	—	293	14
With an allowance recorded:
Commercial real estate — construction	—	—	—	—	—
Commercial real estate — other	—	—	—	—	—
Residential — prime	104	104	26	104	4
Total:
Commercial	$—	$—	$—	$—	$—
Consumer	$—	$—	$—	$—	$—
Residential	$403	$403	$26	$397	$18
The Company is not committed to lend additional funds to debtors whose loans have been modified.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 3.	Loans Receivable (Continued)
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
On April 22, 2010, an oil rig exploded in the Gulf of Mexico off the coast of Louisiana. As a result, a substantial amount of oil has leaked from the damaged well into the Gulf. In mid July 2010 the spill was contained. The spill caused significant disruption to the gulf coast tourism and fishing industries. The U.S. Government imposed a six-month drilling moratorium on deepwater drilling rigs through November 30, 2010, and has implemented new safety regulations for all offshore drilling operations. The drilling moratorium was lifted in September, 2010. Drilling in the gulf has not resumed to the levels prior to the oil spill. The economic impact of the spill and the drilling moratorium on the economy of Louisiana has not been fully determined. To date, there has been no discernable impact on the Bank’s loan portfolio.
Non-Accrual Loans
The following presents by class, the recorded investment in loans on non-accrual status as of December 31, 2010 and 2009:

	2010	2009
	(In Thousands)

Commercial and Industrial	$—	$—
Commercial Real Estate	—	—
Consumer	—	—
Residential:
Residential — prime	1,138	315

	$1,138	$315

Aging Analysis of Past Due Loans
The following presents by class, an aging analysis and the recorded investment in loans as of December 31, 2010:

							Recorded
							Investment > 90
	30-59 Days Past	60-89 Days Past	Greater than 90	Total Past		Total Financing	Days and
	Due	Due	Days	Due	Current	Receivables	Accruing
	(In Thousands)
Commercial and Industrial	$—	$—	$—	$—	$2,375	$2,375	$—
Commercial real estate:
Commercial real estate — construction	—	—	—	—	1,229	1,229	—
Commercial real estate — other	—	—	—	—	13,088	13,088	—
Consumer:
Consumer — other	—	—	—	—	450	450	—
Residential:
Residential — prime	625	70	888	1,583	43,560	45,143	—

Total	$625	$70	$888	$1,583	$60,702	$62,285	$—

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 4.	Accrued Interest Receivable
Accrued interest receivable at December 31, 2010 and 2009, is summarized as follows:

	2010	2009
	(In Thousands)

Securities Available for Sale and Short Term Deposits	$17	$45
Loans Receivable	210	161

Total	$227	$206

Note 5.	Premises and Equipment
Premises and equipment at December 31, 2010 and 2009, are summarized as follows:

	2010	2009
	(In Thousands)

Land	$921	$921
Building and Improvements	4,762	4,749
Furniture and Equipment	1,202	1,070
Website Development	3	3

	6,888	6,743
Less: Accumulated Depreciation and Amortization	(1,900)	(1,616)

Total	$4,988	$5,127

Depreciation and amortization charged to income amounted to $287,000 and $275,000 in 2010 and 2009, respectively.
The Bank engages in leasing office space available in buildings it owns. Office space is leased to tenants under non-cancelable operating leases with terms that will expire through 2012, at which time the majority of the tenants will have an option to renew their leases. Future minimum rentals to be received as of December 31, 2010 are as follows:

2011	$150
2012	46

Total	$196

The total allocated cost of the portion of the property held for lease at December 31, 2010 and 2009 was $2.4 million and $2.6 million, respectively, with related accumulated depreciation of $485,000 and $409,000, respectively.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6.	Deposits
Deposits at December 31, 2010, are summarized as follows:

	Weighted–
	Average Rate
	at December 31, 2010	Amount	Percent
		(In Thousands)

Demand, NOW and Money Market Accounts	0.53%	$13,764	25.21%
Savings	0.93%	6,566	12.02%
Certificates of Deposit	1.74%	34,277	62.77%

Total		$54,607	100.00%

Deposits at December 31, 2009, are summarized as follows:

	Weighted–
	Average Rate
	at December 31, 2009	Amount	Percent
		(In Thousands)

Demand, NOW and Money Market Accounts	0.52%	$11,749	27.56%
Savings	0.67%	6,444	15.11%
Certificates of Deposit	1.95%	24,447	57.33%

Total		$42,640	100.00%

At December 31, 2010, scheduled maturities of certificates are as follows:

Rate	2011	2012	2013	2014	2015	After	Total
	(In Thousands)

0.30% to 0.49%	$331	$—	$—	$—	$—	$—	$331
0.50% to 1.00%	5,646	1,142	245	—	—	—	7,033
1.01% to 1.25%	4,018	684	200	—	—	—	4,902
1.26% to 1.50%	3,748	2,712	—	—	—	—	6,460
1.51% to 1.75%	728	12	—	—	250	—	990
1.76% to 2.00%	660	1,516	254	—	245	—	2,675
2.01% to 2.25%	3,391	76	1,006	—	—	—	4,473
2.26% to 2.50%	1,632	139	1,015	—	423	—	3,209
2.51% to 2.75%	510	62	—	22	—	—	594
2.76% to 3.00%	—	378	—	270	1,623	—	2,271
3.01% to 3.25%	—	—	52	298	601	—	951
3.26% to 3.50%	—	—	—	337	—	—	337
3.51% to 3.75%	—	—	—	51	—	—	51

Total	$20,664	$6,721	$2,772	$978	$3,142	$—	$34,277

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $16.2 million and $7.1 million at December 31, 2010 and 2009, respectively. Demand, interest-bearing checking and savings accounts with a minimum denomination of $100,000 were approximately $10.0 million and $3.0 million at December 31, 2010 and 2009, respectively. At December 31, 2010, the Bank had deposits from two customers which amounted to approximately 6% of total deposits.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 6.	Deposits (Continued)
As of December 31, 2010 and 2009, the Bank participated in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members. The Bank may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed $6.0 million, or 10% of the Bank’s total assets. Such deposits are generally considered a form of brokered deposits. As of December 31, 2010 and 2009, the Bank held approximately $3.0 million and $0, respectively, in reciprocal deposits or One-Way Buy deposits in the CDARS program.
As of December 31, 2010 the Bank had approximately $2.6 million of Internet deposits raised through the Bank’s subscription to QwickRate.
Interest expense on deposits for the years ended December 31, 2010 and 2009, is summarized as follows:

	2010	2009
	(In Thousands)

Money Market Accounts and Interest-Bearing Checking	$73	$50
Savings	41	52
Certificates of Deposit	522	479

Total	$636	$581

Note 7.	Advances from FHLB and Federal Funds Purchased
The Bank has an available line of credit with the FHLB with a borrowing capacity at December 31, 2010 of approximately $3.2 million. As of December 31, 2010, the Bank had no advances outstanding from the FHLB.
At December 31, 2010, the Bank was also a party to a Master Purchase Agreement with First National Bankers Bank whereby First National Bankers Bank may sell to Hibernia Homestead Bank federal funds in an amount not to exceed $5.7 million. As of December 31, 2010, Hibernia Homestead Bank had no federal funds purchased from First National Bankers Bank.

Note 8.	Income Taxes
The Company and its subsidiary file consolidated federal income tax returns on a calendar year basis. Through 1995, if certain conditions were met in determining taxable income, the Bank was allowed a special bad-debt deduction based on a percentage of taxable income (8 percent) or on specified experience formulas. Subsequent to 1995, only the experience method is permitted in determining the Bank’s bad debt deduction.
Income tax benefit for the years ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
	(In Thousands)

Federal
Current	$—	$—
Deferred	(8)	(166)

Total Income Tax Benefit	$(8)	$(166)

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8.	Income Taxes (Continued)
Currently, the Company is exempt by law from paying state income taxes.
Total income tax expense differed from amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2010	2009
	(In Thousands)

Expected Income Tax Benefit at Federal Statutory Tax Rate	$(30)	$(167)
Non-Deductible Stock Compensation Award Programs	18	—
Other	4	1

Total Income Tax Benefit	$(8)	$(166)

The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that gave rise to significant portions of the deferred tax liability at December 31, 2010 and 2009, relate to the following:

	2010	2009
	(In Thousands)
Deferred Tax Assets (Liabilities):
Excess Tax over Financial Reporting Depreciation	$(149)	$(164)
Loan Costs Deferred for Financial Reporting Purposes	(21)	(18)
Allowance for Uncollectible Interest and Loan Fees	13	2
Excess Bad Debt Provisions for Financial Reporting Purposes	110	84
Income Deferred for Financial Reporting Purposes	1	(1)
Stock-Based Compensation	16	—
Employee Stock Ownership Plan	4	—
Benefit of Net Operating Loss Carryforward	460	526
Benefit of First Year Asset Expensing Carryforward	68	68
Benefit of Contribution Carryforward	13	13
Benefit of Capital Loss Carryforward	4	—
Benefit of Employment Credit Carryforward	50	50
Unrealized Holding Gain on Securities Available-for-Sale	(41)	(68)

Net Deferred Tax Asset	$528	$492

At December 31, 2010, the Company had net operating loss carryforwards of approximately $1.4 million that may be used to offset future taxable income. A deferred tax asset of $460,000 has been recognized for the benefit of the carryforwards. Those loss carryforwards expires as follows:

(In Thousands)

2027	$106
2028	943
2029	302

Total	$1,351

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 8.	Income Taxes (Continued)
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
At December 31, 2010, the Company also has a deferred tax asset relating to unused tax credit carryforwards in the amount of approximately $50,000. Those credits expire as follows:

(In Thousands)

2025	$33
2026	17

Total	$50

The Company had no amount of interest and penalties recognized in the consolidated statements of operations for neither the years ended December 31, 2010 and 2009, respectively, nor any amount of interest and penalties recognized in the consolidated balance sheets as of December 31, 2010 and 2009, respectively.
The Company files U.S. federal income tax returns and a Louisiana state income tax return. Returns filed in these jurisdictions for tax years ended on or after December 31, 2006 are subject to examination by the relevant taxing authorities. The Company is not currently under examination by any taxing authority. As of December 31, 2010 and 2009, the Company had no uncertain tax positions.
Retained earnings at December 31, 2010 and 2009, includes approximately $2.7 million for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $932,000 at December 31, 2010 and 2009.

Note 9.	Employee Benefits
The Bank offers a 401(k) Employee Savings Plan that covers employees completing at least 500 service hours during the plan year, who are over 21 years of age and have three months of service, with entry on the first day of the following month. Initially upon adoption of the plan, all employees were eligible regardless of service requirement. Employees are 100% vested in the funds they have contributed. The matching and discretionary funds contributed by the employer are fully vested upon contribution. Participants may make contributions in the form of salary deferrals up to 15% of their compensation, up to a maximum of $16,500 for 2010. In addition, participants who have reached the age of 50 may make an additional “catch-up” contribution annually without regard to the above limitations. The “catch-up” contribution limit for 2010 was $5,500. The Bank matches 100% of the employee contributions, up to 3% of compensation plus 50% of the employee contributions, between 3% and 5% of compensation, and there was no change in the percentage of matching contributions for 2010 or 2009. The Bank’s matching contributions for 2010 and 2009 amounted to $33,000 and $33,000, respectively.

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
The ESOP purchased the statutory limit of eight percent of the shares sold in the initial public offering of the Company on January 17, 2009. This purchase was facilitated by a loan from the Company to the ESOP in the amount of $891,000. The loan is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The corresponding note is being repaid in 100 quarterly debt service payments of $13,000 on the last business day of each quarter, beginning March 31, 2009, at the rate of 3.25%.
The Company, at its discretion, may contribute to the ESOP, in the form of debt service. Cash dividends on the Company’s stock shall be used to either repay the loan, be distributed to the participants in the ESOP, or retained in the ESOP and reinvested in Company stock. Shares are released for allocation to ESOP participants based on principal and interest payments of the note. Compensation expense is recognized based on the number of shares allocated to ESOP participants each year and the average market price of the stock for the current year.
As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and the average market price of shares released for allocation is applied to Additional Paid-in Capital. ESOP compensation expense for the year ended December 31, 2010 and 2009 was $52,000 and $45,000, respectively.
The ESOP shares as of December 31, 2010 and 2009 are as follows:

	2010	2009
Allocated Shares	7,125	3,563
Unreleased Shares	81,941	85,503

Total ESOP Shares	89,066	89,066

Fair Value of Unreleased Shares (In Thousands)	$1,229	$1,176

Stock Price at December 31	$15.00	$13.75

Note 11.	Recognition and Retention Plan
On July 30, 2009, the shareholders of Hibernia approved the Company’s 2009 Recognition and Retention Plan. The 2009 Recognition and Retention Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may make grants under the 2009 Recognition and Retention Plan to eligible participants based on these factors. Plan participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards shall be forfeited. As of December 31, 2010, 11,133 shares have been awarded under the Plan. Compensation expense is being recognized over the vesting period. RRP compensation expense for the years ended December 31, 2010 and 2009 amounted to $22,000 and $0, respectively.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 11.	Recognition and Retention Plan (Continued)
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
A summary of the changes in restricted stock follows:

	Unawarded Shares		Awarded Shares
	2010	2009	2010	2009
Balance — Beginning of Year	—	—	—	—
Purchased by Plan	20,000	—	—	—
Granted	(11,133)	—	11,133	—
Forfeited	—	—	—	—
Earned and Issued	—	—	—	—

Balance — End of Year	8,867	—	11,133	—

Note 12.	Stock Option Plan
On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Stock Option Plan. The 2009 Stock Option Plan will provide the Company’s directors and key employees with a proprietary interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant. For the year ended December 31, 2010 the Company recognized $63,000 of compensation expense related to stock options granted. For the year ended December 31, 2009, the Company recognized no compensation expense related to stock options.
Following is a summary of the status of the Option Plan during the fiscal years ended December 31, 2010 and 2009:

	Number of	Weighted-average
	Shares	Exercise Price
Outstanding at January 1, 2009	—	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	—	$—

Options Exercisable at December 31, 2009	—	$—

Outstanding at January 1, 2010	—	$—
Granted	63,833	14.65
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2010	63,833	$14.65

Options Exercisable at December 31, 2010	—	$—

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 12.	Stock Option Plan (Continued)
The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

	Grant Date
Assumption	March 25, 2010	May 13, 2010

Dividend Yield	NA	NA
Expected Term	10 Years	10 Years
Risk-Free Interest Rate	3.91%	3.55%
Expected Life	10 Years	10 Years
Expected Volatility	29.34%	28.97%
Grant Date Fair Value	$6.79	$7.29
Following is a summary of the status of options outstanding at December 31, 2010 under the Option Plan:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price		Contractual	Exercise		Exercise
Range	Number	Life	Price	Number	Price

$14.00 – $15.50	63,833	9.30 Years	$14.65	—	$—

Note 13.	Other Comprehensive Income
The components of accumulated other comprehensive income (loss) and the related tax effects for the years ended December 31, 2010 and 2009, are as follows:

	2010	2009
	(In Thousands)

Gross Unrealized Holding (Losses) Gains Arising During the Period	$(80)	$38
Tax Benefit (Expense)	27	(13)

Net Unrealized Holding (Losses) Gains Arising During the Period	$(53)	$25

Note 14.	Earnings Per Share
The computation of basic earnings per share (EPS) is based on the weighted-average number of shares of common stock outstanding. The computation of diluted earnings per share is based on the weighted-average number of shares of common stock outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method. Due to the net loss attributable to common shareholders for the years ended December 31, 2010 and 2009, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been anti-dilutive.
Stock options of 63,833 with a weighted-average exercise price of $14.65 per share for the year ended December 31, 2010 were excluded from diluted shares. Other equity awards of 11,133 for the year ended December 31, 2010 were also excluded from diluted shares. There were no stock options or other equity awards for the year ended December 31, 2009.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: Total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Bank meets all capital adequacy requirements to which they are subject. The Bank was considered well capitalized according to the last regulatory exam.
The Bank, at December 31, 2010 and 2009, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

December 31, 2010:
Tier 1 Capital
(to Average Assets)	$18,518	25.61%	$2,892	4.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$18,518	35.97%	$2,059	4.00%
Total Capital
(to Risk-Weighted Assets)	$18,912	36.73%	$4,119	8.00%

December 31, 2009:
Tier 1 Capital
(to Average Assets)	$18,525	29.37%	$2,523	4.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$18,525	50.41%	$1,470	4.00%
Total Capital
(to Risk-Weighted Assets)	$18,855	51.31%	$2,940	8.00%

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 16.	Related Party Transactions
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
Loans to such borrowers are summarized as follows:

	2010	2009
	(In Thousands)

Balance, Beginning of Year	$—	$217
Advances	—	—
Less: Payments	—	(217)

Balance, End of Year	$—	$—

Note 17.	Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the financial statements. The contract amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. No material losses or gains are anticipated as a result of these transactions.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of one year or less or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Note 18.	Commitments and Contingencies
The Bank had outstanding commitments to originate loans of approximately $3.4 million and $8.5 million, unused lines of credit of approximately $986,000 and $521,000 and the undisbursed portion of construction loans of approximately $2.2 million and $709,000 at December 31, 2010 and 2009, respectively. Commitments to extend credit are agreements to lend to a customer in the absence of a violation of any contract conditions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The unused lines of credit are revolving, open-end loans secured by mortgages on residential real estate. The Bank evaluates each customer’s credit request separately. Management determines and obtains the amount of collateral needed when credit is extended.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 19.	Significant Group Concentrations of Credit Risk
Most of the Company’s lending activity is represented by loans receivable secured principally by first mortgages on real estate located within the state. Additionally, the substantial portion of the real estate upon which the Company has extended credit is one-to-four family residential properties.
The Company periodically maintains cash in bank accounts in excess of insured limits. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Note 20.	Disclosure about Fair Value of Financial Instruments
The following disclosure is made in accordance with the requirements of ASC 825, Financial Instruments. Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash. Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis. The discount rates used are estimated using comparable risk-free market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments. The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment. Accordingly, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments.
ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:
Cash and Short-Term Investments
For cash and short-term investments with other institutions, the carrying amount approximates fair value.
Certificates of Deposit
For short-term certificates of deposit with other institutions, the carrying amount approximates cash value.
Investment Securities
For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices.
Loans
The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity. The allowance for loan losses is allocated to each individual loan account prior to the calculation of the fair value of loans.
Deposits and Advance Payments by Borrowers for Taxes and Insurance
The fair value of demand deposits, savings deposits, certain money market deposits and advance payments by borrowers for taxes and insurance is the amount payable on demand. The value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using interest rates currently offered for deposits of similar remaining maturities.

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 20.	Disclosure about Fair Value of Financial Instruments (Continued)
Commitments to Extend Credit
The fair value of commitments is estimated using the fees currently charges to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties.
The estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009, are as follows:

	December 31, 2010
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial Assets
Cash and Short-Term Investments	$4,593	$4,593
Certificates of Deposit	100	100
Investment Securities	4,230	4,230
Loans	62,347	60,778
Less: Allowance for Loan Losses	(394)	—

	$70,876	$69,701

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$55,084	$54,404

	$55,084	$54,404

Unrecognized Financial Instruments
Commitments to Extend Credit	$6,562	$6,562

	December 31, 2009
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial Assets
Cash and Short-Term Investments	$6,233	$6,233
Certificates of Deposit	475	475
Investment Securities	8,293	8,293
Loans	45,317	44,072
Less: Allowance for Loan Losses	(330)	—

	$59,988	$59,073

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$43,026	$41,977

	$43,026	$41,977

Unrecognized Financial Instruments
Commitments to Extend Credit	$8,519	$8,519

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21.	Fair Value of Financial Instruments
The Company adopted the FASB’s fair value guidance on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The fair value guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
The fair value guidance defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.
In addition to defining fair value, the fair value guidance expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 21.	Fair Value of Financial Instruments (Continued)
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Investment Securities	$4,230	$—	$4,230	$—

Total	$4,230	$—	$4,230	$—

Liabilities	$—	$—	$—	$—

Total	$—	$—	$—	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In Thousands)

Assets
Investment Securities	$8,293	$—	$8,293	$—

Total	$8,293	$—	$8,293	$—

Liabilities	$—	$—	$—	$—

Total	$—	$—	$—	$—

Note 22.	Conversion and Stock Offering
On January 27, 2009, the Bank completed its conversion from a mutual to a stock form of organization as a subsidiary of Hibernia Homestead Bancorp (the Holding Company), and the Holding Company completed an initial public offering in which it issued 1,113,334 shares of its common stock for a total of $11,133,340 in gross offering proceeds. In conjunction with the conversion, the Bank established a liquidation account in an amount equal to the Bank’s retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain deposit accounts in the Bank after the conversion.
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

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 23.	Condensed Parent Company Only Financial Statements
Condensed financial statements of Hibernia Homestead Bancorp, Inc. (parent company only) are shown below.
HIBERNIA HOMESTEAD BANCORP, INC.
Condensed Balance Sheets — Parent Only
December 31, 2010 and 2009

	2010	2009
	(In Thousands)
Assets
Cash and Cash Equivalents	$2,888	$4,266
Investment in Subsidiary	19,057	19,119
Deferred Tax Asset	69	31

Total Assets	$22,014	$23,416

Liabilities and Stockholders’ Equity
Accounts Payable and Other Liabilities	$61	$20
Stockholders’ Equity	21,953	23,396

Total Liabilities and Stockholders’ Equity	$22,014	$23,416

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 23.	Condensed Parent Company Only Financial Statements (Continued)
HIBERNIA HOMESTEAD BANCORP, INC.
Condensed Statements of Operations — Parent Only
For the Years Ended December 31, 2010 and 2009

	2010	2009
	(In Thousands)

Equity in Undistributed Loss of Subsidiary	$(9)	$(264)
Interest Income	50	53

Total Income (Loss)	41	(211)

Operating Expenses	161	144

Total Expenses	161	144

Loss Before Income Tax Benefit	(120)	(355)
Income Tax Benefit	(38)	(31)

Net Loss	$(82)	$(324)

HIBERNIA HOMESTEAD BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 23.	Condensed Parent Company Only Financial Statements (Continued)
HIBERNIA HOMESTEAD BANCORP, INC.
Condensed Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
	(In Thousands)
Operating Activities
Net Loss	$(82)	$(324)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Equity in Undistributed Loss of Subsidiary	9	264
Increase in Deferred Tax Asset	(38)	(31)
Increase in Accounts Payable and Other Liabilities	41	20

Net Cash Used in Operating Activities	(70)	(71)

Investing Activities
Capital Contributed to Subsidiary	—	(5,184)

Net Cash Used by Investing Activities	—	(5,184)

Financing Activities
Proceeds from Issuance of Common Stock, net of cost	—	10,367
Purchase of Treasury Stock	(1,152)	—
Purchase of Stock for ESOP	—	(891)
Purchase of Stock for RRP	(293)	—
Non-Cash Stock Awards	137	45

Net Cash (Used) Provided by Financing Activities	(1,308)	9,521

(Decrease) Increase in Cash and Cash Equivalents	(1,378)	4,266
Cash and Cash Equivalents, Beginning of Year	4,266	—

Cash and Cash Equivalents, End of Year	$2,888	$4,266

Note 24.	Subsequent Events
Management has evaluated subsequent events through the date that the financial statements were available to be issued, March 24, 2011, and determined that no events occurred that require disclosure. No subsequent events occurring after this date have been evaluated for inclusion in these financial statements.
******

Supplementary Data

Selected Quarterly Financial Data
The following table presents selected quarterly operating data for the fiscal years ended December 31, 2010 and 2009.

	For the quarter ended
	3/31/10	6/30/10	9/30/10	12/31/10
	(Dollars in thousands)
Total interest income	$735	$820	$848	$846
Total interest expense	141	153	173	169
Net interest income	594	667	675	677
Provision for loan loss	—	10	28	26
Total non-interest income	38	31	31	44
Total non-interest expense	653	718	711	701
Income tax expense (benefit)	(8)	(4)	—	4
Net loss	(13)	(26)	(33)	(10)

	For the quarter ended
	3/31/09	6/30/09	9/30/09	12/31/09
	(Dollars in thousands)
Total interest income	$603	$628	$649	$661
Total interest expense	170	135	134	142
Net interest income	433	493	515	519
Provision for loan loss	15	—	33	30
Total non-interest income	22	36	114	61
Total non-interest expense	608	656	682	659
Income tax benefit	(56)	(44)	(30)	(36)
Net loss	(112)	(83)	(56)	(73)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable.

Item 9A(T).	Controls and Procedures.
(a) Our management evaluated, with the participation of our President and Chief Executive Officer and our Assistant Secretary and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on such evaluation, our President and Chief Executive Officer and our Assistant Secretary and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this Annual Report.
(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be held in May 2011 (the “Proxy Statement”).
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

Equity Compensation Plan Information. The following table provides information as of December 31, 2010 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan and 2009 Recognition and Retention Plan, both of which were approved by our shareholders.

	Number of securities		Weighted-average		Number of securities remaining
	to be issued upon		exercise price of		available for future issuance
	exercise of		outstanding		under equity compensation
	outstanding options,		options,		plans (excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	74,966	(1)	$14.65	(1)	80,900
Equity compensation plans not approved by security holders	—		—		—

Total	74,966		$14.65		80,900

(1)	Includes 11,133 shares subject to restricted stock grants which were not vested as of December 31, 2010. The weighted-average exercise price excludes such restricted stock grants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Hibernia Homestead Bancorp, Inc.	(1)
3.2	Bylaws of Hibernia Homestead Bancorp, Inc.	(1)
4.0	Form of Stock Certificate of Hibernia Homestead Bancorp, Inc.	(1)
10.1	Hibernia Homestead Bancorp, Inc. 2009 Stock Option Plan	(2)
10.2	Hibernia Homestead Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement	(2)
10.3	Letter Agreement between Hibernia Homestead Bank and Michael G. Gretchen, dated November 19, 2007*	(1)
21.0	Subsidiaries of the Registrant	Reported in Item 1
23.0	Consent of LaPorte, Sehrt, Romig & Hand	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Hibernia’s registration statement on Form S-1, filed June 13, 2008 (SEC File No. 333-151656).

(2)	Incorporated by reference from the Company’s definitive proxy statement on Schedule 14A, filed June 19, 2009 (SEC File No. 000-53555).
(b) The exhibits listed under (a)(3) of this Item 15 are filed herewith.
(c) Reference is made to (a)(2) of this Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA HOMESTEAD BANCORP, INC.
March 28, 2011	By:	/s/ A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Patrick W. Browne, Jr.	Chairman of the Board	March 28, 2011
Patrick W. Browne, Jr.

/s/ A. Peyton Bush, III	President and Chief Executive Officer	March 28, 2011
A. Peyton Bush, III

/s/ Donna T. Guerra Donna T. Guerra	Assistant Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2011

/s/ Morrison C. Bethea, M.D.	Director	March 28, 2011
Morrison C. Bethea, M.D.

/s/ Richard J. Brennan, Jr.	Director	March 28, 2011
Richard J. Brennan, Jr.

/s/ H. Merritt Lane, III	Director	March 28, 2011
H. Merritt Lane, III

/s/ Robert H. Saer	Director	March 28, 2011
Robert H. Saer

/s/ J. Kenneth Saer	Director	March 28, 2011
J. Kenneth Saer

/s/ John J. Weigel	Director	March 28, 2011
John J. Weigel