Form 10-Q
period 2011-03-31
HIBERNIA HOMESTEAD BANCORP, INC.
filed 2011-05-16
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2011, 1,032,667 shares of the Registrant’s common stock were issued and outstanding.

Hibernia Homestead Bancorp, Inc.
Form 10-Q

Hibernia Homestead Bancorp, Inc.
Consolidated Balance Sheets

	At March 31,	At December 31,
	2011	2010
	(Unaudited)
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$1,201	$481
Cash, Interest Bearing	3,284	4,112

Total Cash and Cash Equivalents	4,485	4,593

Certificates of Deposit	100	100
Securities Available for Sale	3,183	4,230
Loans Receivable, Net	62,764	61,953
Accrued Interest Receivable	236	227
Investment in FHLB of Dallas Stock	171	171
Investment in FNBB Stock	210	210
Premises and Equipment, Net	5,087	4,988
Deferred Income Taxes	516	528
Prepaid Expenses and Other Assets	288	253

Total Assets	$77,040	$77,253

Liabilities and Equity

Liabilities
Deposits	$54,477	$54,607
Advance Payments by Borrowers for Taxes and Insurance	307	477
Accrued Interest Payable	8	3
Accounts Payable and Other Liabilities	276	213

Total Liabilities	55,068	55,300

Equity
Preferred Stock, $.01 par value — 1,000,000 Shares Authorized; None Issued	—	—
Common Stock, $.01 par value — 9,000,000 Shares Authorized; 1,113,334 Issued; 1,032,667 Shares Outstanding at March 31, 2011 and December 31, 2010	11	11
Additional Paid-In Capital	10,472	10,466
Treasury Stock at cost — 80,667 shares at March 31, 2011 and December 31, 2010	(1,152)	(1,152)
Unallocated Common Stock held by:
Employee Stock Ownership Plan (ESOP)	(810)	(819)
Recognition and Retention Plan (RRP)	(293)	(293)
Accumulated Other Comprehensive Income, Net of Tax Effect	65	80
Retained Earnings	13,679	13,660

Total Equity	21,972	21,953

Total Liabilities and Equity	$77,040	$77,253

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Except Per Share Data)
Interest Income
Loans Receivable
Mortgage Loans	$619	$533
Commercial Loans	232	129
Consumer and Other Loans	3	2
Federal Funds Sold	—	2
Mortgage-Backed Securities	35	64
Investment Securities	2	4
Other Investments and Deposits	2	1

Total Interest Income	893	735

Interest Expense
Deposits	169	141

Total Interest Expense	169	141

Net Interest Income	724	594

Provision for Loan Losses	15	—

Net Interest Income After
Provision for Loan Losses	709	594

Non-Interest Income
Other Income	14	7
Rental Income, Net of Related Expenses	27	31

Total Non-Interest Income	41	38

Non-Interest Expenses
Salaries and Employee Benefits	336	289
Occupancy Expenses	103	92
Data Processing	65	71
Advertising and Promotional Expenses	15	26
Professional Fees	60	63
Insurance Expense	8	13
Supplies and Stationery	12	10
Telephone and Postage	18	15
Supervision, Exams and Assessments	25	20
Directors’ Fees	13	13
Franchise and Shares Taxes	17	3
Other Operating Expenses	40	38

Total Non-Interest Expenses	712	653

Income (Loss) Before Income Taxes	38	(21)

Income Tax Expense (Benefit)	19	(8)

Net Income (Loss)	$19	$(13)

Income (Loss) Per Common Share
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
Three Months Ended March 31, 2011 and 2010

						Accumulated
		Additional		Common	Common	Other
	Common	Paid-In	Treasury	Stock Held	Stock Held	Comprehensive	Retained
	Stock	Capital	Stock	by ESOP	by RRP	Income (Loss)	Earnings	Total
	(In Thousands)

BALANCE — January 1, 2010	$11	$10,365	$—	$(855)	$—	$133	$13,742	$23,396

Net Loss	—	—	—	—	—	—	(13)	(13)

Other Comprehensive Loss, net of Applicable Taxes	—	—	—	—	—	(12)	—	(12)

Shares Purchased for RRP	—	—	—	—	(92)	—	—	(92)

Purchase of Treasury Stock	—	—	(700)	—	—	—	—	(700)

ESOP Stock Released for Allocation	—	4	—	8	—	—	—	12

Stock-Based Compensation Cost	—	—	—	1	—	—	—	1

BALANCE — March 31, 2010	$11	$10,369	$(700)	$(846)	$(92)	$121	$13,729	$22,592

BALANCE — January 1, 2011	$11	$10,466	$(1,152)	$(819)	$(293)	$80	$13,660	$21,953

Net Income	—	—	—	—	—	—	19	19

Other Comprehensive Loss, net of Applicable Taxes	—	—	—	—	—	(15)	—	(15)

ESOP Stock Released for Allocation	—	5	—	9	—	—	—	14

RRP Stock Earned	—	(21)	—	—	—	—	—	(21)

Stock-Based Compensation Cost	—	22	—	—	—	—	—	22

BALANCE — March 31, 2011	$11	$10,472	$(1,152)	$(810)	$(293)	$65	$13,679	$21,972

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Cash Flows from Operating Activities
Net Income (Loss)	$19	$(13)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Provision for Loan Losses	15	—
Deferred Income Taxes	19	(9)
Depreciation and Amortization	69	72
Net Discount Accretion	(1)	(7)
Non-Cash Compensation	36	13
(Increase) Decrease in:
Accrued Interest Receivable	(9)	(8)
Prepaid Expenses and Other Assets	(35)	(26)
Increase (Decrease) in:
Accrued Interest Payable	5	—
Accounts Payable and Other Liabilities	42	25

Net Cash Provided by Operating Activities	160	47

Cash Flows from Investing Activities
Net Increase in Loans Receivable	(826)	(3,409)
Maturities, Redemptions and Sales of Certificates of Deposit	—	475
Maturities, Redemptions and Sales of Securities Available for Sale	1,026	1,777
Purchase of Premises and Equipment	(168)	(24)

Net Cash Provided by (Used in) Investing Activities	32	(1,181)

Cash Flows from Financing Activities
Net (Decrease) Increase in Deposits	(130)	66
Net Decrease in Advance Payments by Borrowers for Taxes and Insurance	(170)	(126)
Purchase of Stock for RRP	—	(92)
Purchase of Treasury Stock	—	(700)

Net Cash Used in Financing Activities	(300)	(852)

Net Decrease in Cash and Cash Equivalents	(108)	(1,986)

Cash and Cash Equivalents — Beginning of Period	4,593	6,233

Cash and Cash Equivalents — End of Period	$4,485	$4,247

Supplementary Schedule of Cash Flow Information
Cash Paid for Interest on Deposits	$164	$141

Cash Paid for Income Taxes	$—	$—

Market Value Adjustment for Loss on Securities Available for Sale	$(22)	$(17)

See notes to consolidated financial statements.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements
Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
On January 27, 2009, Hibernia Homestead Bank (the “Bank”) completed its conversion from a mutual to a stock form of organization as a subsidiary of Hibernia Homestead Bancorp, Inc. (the “Holding Company” or the “Company”), and the Holding Company completed an initial public offering in which it issued 1,113,334 shares of its common stock for a total of $11,133,340 in gross offering proceeds.
Hibernia Homestead Bank is a Louisiana-chartered and FDIC-insured savings bank and provides a variety of financial services to individual and commercial customers through its three branches in New Orleans and Metairie, Louisiana. The Bank’s primary deposit products are checking accounts, money market accounts and interest-bearing savings and certificates of deposit. Its primary lending products are residential mortgage loans, commercial loans secured by real estate, and commercial and industrial loans. The Bank primarily provides services to customers in the New Orleans, Metairie and surrounding areas.
The Bank’s operations are subject to customary business risks associated with activities of a financial institution. Some of those risks include competition from other institutions and changes in economic conditions, interest rates and regulatory requirements.
The accompanying unaudited financial statements were prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011, or any other period. These financial statements should be read in conjunction with the audited financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (File No. 000-53555).
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
Cash Equivalents
Cash equivalents consist of cash on hand and in banks, and federal funds sold. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities, when purchased, of less than three months to be cash equivalents.
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
Securities
FASB ASC Topic 320 “Investments — Debt and Equity Securities” (which includes former SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) requires the classification of securities into one of three categories: trading, available-for-sale or held-to-maturity.
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
Investment in FHLB of Dallas and FNBB Stock
The Company maintains investments in membership stocks of the Federal Home Loan Bank (FHLB) of Dallas and the First National Bankers Bank (FNBB). The carrying amounts of these investments are stated at cost. The Bank is required by law to have an investment in stock of the FHLB of Dallas. As of March 31, 2011 and December 31, 2010, the membership investment requirement was 0.06% of the member’s total assets, and the activity-based requirement was 4.1% of advances and applicable Mortgage Partnership Finance assets.
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Comprehensive Income
The Company reports comprehensive income in accordance with FASB ASC Topic No. 220 “Comprehensive Income” (formerly SFAS No. 130, Reporting Comprehensive Income). Topic 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in equity and comprehensive income (loss). Topic 220 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In Thousands)

Net Income (Loss)	$19	$(13)
Other Comprehensive Income (Loss), Net of Tax
Unrealized Loss on Securities Available for Sale	(15)	(12)

Total Other Comprehensive Loss	(15)	(12)

Total Comprehensive Income (Loss)	$4	$(25)

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
In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new authoritative guidance became effective on January 1, 2011 and had no impact on the Company’s consolidated financial statements
In January 2011, the FASB issued authoritative guidance that deferred the effective date of disclosure requirements for public entities about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, which is concurrently being addressed by the FASB. The guidance is anticipated to be effective for interim and annual reporting periods ending after June 15, 2011.
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)
Advertising and Promotional Expenses
The Company follows the policy of charging the costs of advertising and promotions to expense as incurred. Advertising and promotional expenses of $15,000 and $26,000 for the three months ended March 31, 2011 and 2010, respectively, are included in non-interest expense.
Note 2. Investment Securities
A summary of investment securities classified as trading, held to maturity and available for sale is presented below.
Trading Securities
The Company had no securities classified as trading securities at March 31, 2011 and December 31, 2010.
Held to Maturity
There were no held to maturity securities at March 31, 2011 or December 31, 2010.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
Available for Sale
The amortized cost and estimated fair values of available for sale securities at March 31, 2011 and December 31, 2010, are summarized as follows:

	March 31, 2011 (Unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Government Agencies	$—	$—	$—	$—
Mortgage-Backed Securities	3,084	99	—	3,183

Available for Sale Securities	$3,084	$99	$—	$3,183

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Government Agencies	$500	$2	$—	$502
Mortgage-Backed Securities	3,609	119	—	3,728

Available for Sale Securities	$4,109	$121	$—	$4,230

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2. Investment Securities (Continued)
Available for Sale (Continued)
The amortized cost and estimated fair values of available for sale securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011 (Unaudited)
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in One Year or Less	$1,141	$1,157
Due After One Year Through Five Years	1,205	1,247
Due After Five Years Through Ten Years	594	625
Due After Ten Years Through Twenty Years	42	43
Due After Twenty Years	102	111

	$3,084	$3,183

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists. Management does not anticipate a requirement to sell any of the Company’s investment securities for liquidity or other operating purposes.
The proceeds from the sales, redemptions and maturities of securities available for sale for the three months ended March 31, 2011 and 2010 were approximately $1.0 million and $1.8 million, respectively. There were no realized gains or losses in the three month periods ending March 31, 2011 and March 31, 2010.
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
At March 31, 2011 and December 31, 2010, there were no unrealized losses in investment securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company has the ability to hold available for sale debt securities for the foreseeable future.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Loans Receivable
Loans receivable at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In Thousands)

One-to-Four Family Residential	$41,690	$41,421
Multi-Family Residential	170	173
Second Mortgage Residential	171	174
Residential Construction and Land Loans	4,636	3,375
Commercial Loans Secured by Real Estate	13,736	14,317
Commercial and Industrial Loans	2,325	2,375
Home Equity Lines of Credit	366	426
Loans Secured by Deposits	24	24

	63,118	62,285

Deferred Loan Costs (Fees)	55	62
Less: Allowance for Loan Losses	(409)	(394)

Total	$62,764	$61,953

The following presents by portfolio segment, the activity in the allowance for the three months ended March 31, 2011 (unaudited). The following also presents by portfolio segment, the balance in the allowance disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of March 31, 2011 (unaudited).

	Quarter Ended March 31, 2011
	Commercial	Commercial
	and Industrial	Real Estate	Consumer	Residential	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balance	$12	$72	$—	$310	$394
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provisions	—	(3)	—	18	15

Ending Balance	$12	$69	$—	$328	$409

Ending balance: individually evaluated for impairment	$—	$—	$—	$72	$72

Ending balance: collectively evaluated for impairment	$12	$69	$—	$256	$337

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Financing receivables:
Ending Balance	$2,325	$13,736	$390	$46,667	$63,118

Ending balance: individually evaluated for impairment	$—	$—	$—	$1,033	$1,033

Ending balance: collectively evaluated for impairment	$2,325	$13,736	$390	$45,634	$62,085

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

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
The following are the definitions of the Company’s credit quality indicators:

Pass — Level 1 — Loans that comply in all material respects with the Company’s loan policies, that are adequately secured with conforming collateral and that are extended to borrowers with documented cash flow and/or liquidity to safely cover their total debt service requirements.

Pass — Level 2 — Loan that may have one or more approved exceptions to loan policy including exceptions to collateral guidelines, loan-to-value parameters, debt service coverage ratios or other guidelines but that are extended to borrowers with strong histories and adequate cash flow and/or liquidity to cover total debt service requirements. These loans are deemed by management to pose only modest risk of deterioration or default.

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

Doubtful — Loans that have all the weaknesses inherent in substandard loans and those weaknesses are so serious as to make full repayment of the loan, based on currently known facts, improbable. These loans expose the Company to serious risk, but the extent of the loss cannot be determined because of pending factors that could strengthen the credit in the near term.

The Company’s credit quality indicators are periodically updated on a case-by-case basis.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Loans Receivable (Continued)
Credit Quality Indicators (Continued)
The following presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2011 (unaudited) and December 31, 2010.

			Commercial Real Estate		Commercial Real Estate
	Commercial and Industrial		Construction		Other
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
(In Thousands)
Pass — Level 1	$2,325	$2,375	$1,224	$1,229	$12,141	$12,709
Pass — Level 2	—	—	—	—	371	379
Pass — Level 3	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—

Total	$2,325	$2,375	$1,224	$1,229	$12,512	$13,088

Residential Credit Exposure Credit Risk Profile by Internally Assigned Credit Quality Indicator

	Residential - Prime
	March 31, 2011	December 31, 2010
	(In Thousands)
Grade:
Pass — Level 1	$38,582	$37,129
Pass — Level 2	5,616	5,536
Pass — Level 3	174	175
Special Mention	1,106	660
Substandard	1,189	1,643
Doubtful	—	—

Total	$46,667	$45,143

Consumer Credit Exposure Credit Risk Profile Based on Payment Activity

	Consumer - Other
	March 31, 2011	December 31, 2010
	(In Thousands)
Performing	$390	$450
Nonperforming	—	—

Total	$390	$450

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Loans Receivable (Continued)
Impaired Loans
The following presents by class, information related to impaired loans as of and for the period ended March 31, 2011 (unaudited):

Quarter Ended March 31, 2011
				Average	Interest
	Recorded	Unpaid Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In Thousands)
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Residential — prime	174	176	—	175	1
With an allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential — prime	859	870	72	865	—
Total:
Commercial	$—	$—	$—	$—	$—
Consumer	$—	$—	$—	$—	$—
Residential — prime	$1,033	$1,046	$72	$1,040	$1
The Company is not committed to lend additional funds to debtors whose loans have been modified.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Loans Receivable (Continued)
Non-Accrual Loans
The following presents by class, the recorded investment in loans on non-accrual status as of March 31, 2011 (unaudited) and December 31, 2010:
Loans on Nonaccrual Status

	March 31, 2011	December 31, 2010
	(In Thousands)
Commercial and Industrial	$—	$—
Commercial Real Estate	—	—
Consumer	—	—
Residential — prime	981	$1,138

	$981	$1,138

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Loans Receivable (Continued)
Aging Analysis of Past Due Loans
The following presents by class, an aging analysis and the recorded investment in loans as of March 31, 2011 and December 31, 2010 (in thousands):
March 31, 2011

							Recorded
							Investment
							> 90 Days
	30-59 Days Past	60-89 Days Past	Greater than 90	Total Past		Total Financing	and
	Due	Due	Days	Due	Current	Receivables	Accruing
	(Unaudited)
Commercial and Industrial	$—	$—	$—	$—	$2,325	$2,325	$—
Commercial real estate:
Commercial real estate — construction	—	—	—	—	1,224	1,224	—
Commercial real estate — other	—	—	—	—	12,512	12,512	—
Consumer:
Consumer — other	—	—	—	—	390	390	—
Residential:
Residential — prime	289	—	766	1,055	45,612	46,667	—

Total	$289	$—	$766	$1,055	$62,063	$63,118	$—

December 31, 2010

							Recorded
							Investment
							> 90 Days
	30-59 Days Past	60-89 Days Past	Greater than 90	Total Past		Total Financing	and
	Due	Due	Days	Due	Current	Receivables	Accruing

Commercial and Industrial	$—	$—	$—	$—	$2,375	$2,375	$—
Commercial real estate:
Commercial real estate — construction	—	—	—	—	1,229	1,229	—
Commercial real estate — other	—	—	—	—	13,088	13,088	—
Consumer:
Consumer — other	—	—	—	—	450	450	—
Residential:
Residential — prime	625	70	888	1,583	43,560	45,143	—

Total	$625	$70	$888	$1,583	$60,702	$62,285	$—

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 4. Earnings Per Share
The computation of basic earnings per share (“EPS”) is based on the weighted-average number of shares of common stock outstanding. The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.
Earnings per common share was computed based on the following:

(in thousands, except per share data)	March 31, 2011	March 31, 2010
	(Unaudited)
Numerator:
Income (loss) applicable to common shares	$19	$(13)

Denominator:
Weighted average common shares outstanding	931	1,016
Effect of dilutive securities	19	—

Weighted average common shares outstanding—assuming dilution	950	1,016

Earnings (loss) per common share	$0.02	$(0.01)

Earnings (loss) per common share—assuming dilution	$0.02	$(0.01)

Due to the net loss attributable to common shareholders for the three months ended March 31, 2010, no potentially dilutive shares were included in the loss per share calculation, as including such shares would have been anti-dilutive. Anti-dilutive stock options of 36,000 with a weighted average exercise price of $14.00 per share for the period ended March 31, 2010 were excluded from diluted shares. Share-based awards did not have an anti-dilutive effect on diluted earnings per share for the period ended March 31, 2011.
Note 5. Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Bank and the consolidated financial statements.
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5. Regulatory Matters (Continued)
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: Total and Tier I capital to risk-weighted assets (as defined in the regulations) and of Tier I capital to average assets (as defined). Management believes, as of March 31, 2011, that the Bank meets all capital adequacy requirements to which they are subject. The Bank was considered well capitalized according to its last regulatory examination.
The Bank, at March 31, 2011 and December 31, 2010, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Unaudited)
	(Dollars in Thousands)
March 31, 2011
Tier 1 Capital (to Average Assets)	$18,570	24.51%	$3,031	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,570	36.25%	$2,049	4.00%
Total Capital (to Risk-Weighted Assets)	$18,979	37.05%	$4,098	8.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2010
Tier 1 Capital (to Average Assets)	$18,518	25.61%	$2,892	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,518	35.97%	$2,059	4.00%
Total Capital (to Risk-Weighted Assets)	$18,912	36.73%	$4,119	8.00%
Note 6. Disclosure About Fair Value of Financial Instruments
The following disclosure is made in accordance with the requirements of ASC 825, “Financial Instruments”. Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash. Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis. The discount rates used are estimated using comparable risk-free market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments. The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment. Accordingly, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments.
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

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6. Disclosure About Fair Value of Financial Instruments (Continued)
The estimated fair values of the Bank’s financial instruments at March 31, 2011 and December 31, 2010, are as follows (reported in thousands):

	March 31, 2011
	(Unaudited)
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$4,485	$4,485
Investment Securities	3,183	3,183
Certificates of Deposit	100	100
Loans	63,173	60,932
Less: Allowance for Loan Losses	(409)

	$70,532	$68,700

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$54,784	$54,091

Unrecognized Financial Instruments
Commitments to Extend Credit	$11,433	$11,433

	December 31, 2010
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$4,593	$4,593
Investment Securities	4,230	4,230
Certificates of Deposit	100	100
Loans	62,347	60,778
Less: Allowance for Loan Losses	(394)

	$70,876	$69,701

Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$55,084	$54,404

Unrecognized Financial Instruments
Commitments to Extend Credit	$6,562	$6,562

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011 (unaudited) and December 31, 2010:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Investment Securities	$3,183	$—	$3,183	$—

Total	$3,183	$—	$3,183	$—

Liabilities	$—	$—	$—	$—

Total	$—	$—	$—	$—

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 7. Fair Value of Financial Instruments (Continued)

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Investment Securities	$4,230	$—	$4,230	$—

Total	$4,230	$—	$4,230	$—

Liabilities	$—	$—	$—	$—

Total	$—	$—	$—	$—

Note 8. Employee Stock Ownership Plan
During fiscal 2008, the Company instituted an employee stock ownership plan. The Hibernia Homestead Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining the age of 21.
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
ESOP compensation expense for the three months ended March 31, 2011 and March 31, 2010 was $14,000 and $12,000, respectively.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 9. Recognition and Retention Plan
On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Recognition and Retention Plan (“RRP”). The 2009 Recognition and Retention Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may make grants under the 2009 Recognition and Retention Plan to eligible participants based on these factors. Plan participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards shall be forfeited. As of March 31, 2011, 11,133 shares have been awarded under the Plan. During the quarter ended March 31, 2011, no shares vested and were released. Compensation expense is being recognized over the vesting period. RRP compensation expense for the three months ended March 31, 2011 amounted to $9,000. For the three months ended March 31, 2010 the Company recognized no compensation expense related to the Recognition and Retention Plan.
The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Trust will acquire 4%, or 44,533 shares, of the shares sold in the Company’s initial public offering, which are held in the Trust subject to the Plan’s vesting requirements. The Recognition and Retention Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan.
Note 10. Stock Option Plan
On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Stock Option Plan. The 2009 Stock Option Plan will provide the Company’s directors and key employees with a proprietary interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant. As of March 31, 2011, 63,833 options have been granted to eligible employees. For the three months ended March 31, 2011 and March 31, 2010, the Company recognized $22,000 and $1,000, respectively, of compensation expense related to stock options granted.

Hibernia Homestead Bancorp, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 10. Stock Option Plan (Continued)
Following is a summary of the status of the Option Plan during the three months ended March 31, 2011 (unaudited):

	Number of	Weighted-average
	Shares	Exercise Price

Outstanding at January 1, 2011	63,833	$14.65
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2011	63,833	$14.65

Options Exercisable at March 31, 2011	7,200	$14.00

Note 11. Subsequent Events
In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, management has evaluated subsequent events through the date that the financial statements were issued and determined that no events occurred that require disclosure. No subsequent events occurring after this date have been evaluated for inclusion in these financial statements.

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

General
The Company was formed by the Bank in June 2008, in connection with the Bank’s conversion to a Louisiana chartered stock form savings bank (the “Conversion”) completed on January 27, 2009. The Company’s results of operations are primarily dependent on the results of the Bank, which became a wholly owned subsidiary upon completion of the Conversion. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other operating expenses. The Bank’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.
Critical Accounting Policies
In reviewing and understanding financial information for Hibernia Homestead Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements. The accounting and financial reporting policies of Hibernia Homestead Bancorp, Inc. conform to U.S. generally accepted accounting principles and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.
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
Comparison of Financial Condition at March 31, 2011 and December 31, 2010
Hibernia Homestead Bancorp’s consolidated total assets decreased $213,000, or 0.3%, to $77.0 million at March 31, 2011 compared to $77.3 million at December 31, 2010. The decrease was primarily the result of a decrease of $1.0 million in investment securities available for sale which was partially offset by an increase in net loans receivable of $811,000 during the three months ended March 31, 2011. The additional loan volume was primarily funded by a decrease of $1.0 million in investment securities available for sale. Our gross loans receivable increased by $833,000, or 1.3%, to $63.1 million at March 31, 2011, compared to $62.3 million at December 31, 2010 reflecting a $1.3 million increase in residential construction loans, and a $269,000 increase in one-to-four family residential mortgage loans. These increases were partially offset by decreases of $581000 in commercial loans secured by real estate and $60,000 in home equity lines of credit. During the first three months of 2011 our total loan originations amounted to approximately $3.7 million and loan principal repayments were approximately $2.9 million. Our total investment securities amounted to $3.2 million at March 31, 2011, compared to $4.2 million at December 31, 2010, a decrease of $1.0 million, or 24.8%. The decrease in investment securities was due to maturities and redemptions of securities available for sale received during the period.
Hibernia’s deposits decreased $130,000, or 0.2%, to $54.5 million at March 31, 2011, compared to $54.6 million at December 31, 2010. The decrease reflects a $670,000 increase in money market accounts offset by decreases in interest-bearing checking accounts and certificates of deposit. The Bank had no Federal Home Loan Bank advances at March 31, 2011, or December 31, 2010, as we continued our strategy in recent periods of managing interest rate risk by not utilizing higher cost borrowings. Our stockholders’ equity remained unchanged at $22.0 million as of March 31, 2011 and December 31, 2010.
Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010.
For the three months ended March 31, 2011, Hibernia Homestead Bancorp had net income of $19,000 compared to a net loss of $13,000 for the three months ended March 31, 2010. Our results for the quarterly period reflect an increase in our net interest margin for the quarter ended March 31, 2011 compared to the 2010 quarter. Our net interest margin increased by 9 basis points to 4.22% for the three months ended March 31, 2011 compared to 4.13% for the three months ended March 31, 2010 while our average interest rate spread improved to 3.78% for the three months ended March 31, 2011, compared to 3.64% for the three months ended March 31, 2010. During the three months ended March 31, 2011, the average rate paid on certificates of deposit decreased 22 basis points from 1.90% for the three months ended March 31, 2010, to 1.68% for the three months ended March 31, 2011.
Interest Income. Hibernia’s total interest income was $893,000 for the three months ended March 31, 2011, compared to $735,000 for the three months ended March 31, 2010, an increase of $158,000 or 21.5%. The increase in interest income in the three months ended March 31, 2011, compared to the three months ended March 31, 2010, was due primarily to an increase in the average balance of loans and a decrease in lower yielding investment securities as a percentage of earning assets. The average yield on our interest-earning assets was 5.14% for the three months ended March 31, 2011, compared to 5.04% for the comparable period in 2010. Average interest-earning assets were $69.6 million for the three months ended March 31, 2011, compared to $58.3 million for the comparable period in 2010.

Interest Expense. Hibernia’s total interest expense was $169,000 for the three months ended March 31, 2011, compared to $141,000 for the three months ended March 31, 2010, an increase of $28,000, or 19.9%. The increase in interest expense for the three months ended March 31, 2011 was primarily due to an increase in the average balance of interest-bearing deposits partially offset by a reduction in the average rate paid on certificates of deposit. Our average rate paid on interest-bearing liabilities was 1.35% for the three months ended March 31, 2011, compared to 1.40% for the three months ended March 31, 2010.
Non-Interest Income. Hibernia’s non-interest income consists of rental income, net of related expenses, fees and service charges, and realized gains and losses on investments.
Hibernia’s total non-interest income amounted to $41,000 for the three months ended March 31, 2011, compared to $38,000 for the three months ended March 31, 2010, a $3,000, or 7.9%, increase.
Non-Interest Expense. Hibernia’s total non-interest expense increased by $59,000, or 9.0%, to $712,000 for the three months ended March 31, 2011, compared to $653,000 for the three months ended March 31, 2010. The increase in non-interest expense for the quarter ended March 31, 2011 was due primarily to a $47,000 increase in salary and employee benefits expense primarily relating to awards under Hibernia’s stock benefit plans. See Notes 9 and 10 in the Notes to Consolidated Financial Statements. These increases were partially offset by an $11,000 decrease in advertising and promotional expenses.

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

	Three Months Ended March 31,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance(3)	Interest(3)	Rate	Balance(3)	Interest(3)	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$62,299	$854	5.48%	$46,275	$664	5.74%
Investment securities	3,919	37	3.78	7,244	68	3.75
Other interest-earning assets	3,339	2	0.24	4,769	3	0.22

Total interest-earning assets	69,557	893	5.14%	58,288	735	5.04%

Non-interest-earning assets	6,723			7,970

Total assets	$76,280			$66,258

Interest-bearing liabilities:
Savings, NOW and money market accounts	16,839	28	0.67%	16,627	27	0.67%
Certificates of deposit	34,008	141	1.68	24,277	114	1.90

Total interest-bearing deposits	50,847	169	1.35%	40,904	141	1.40%
FHLB advances and Federal Funds Purchased	—	—	—	—	—	—

Total interest-bearing liabilities	50,847	169	1.35%	40,904	141	1.40%

Non-interest-bearing liabilities	3,378			2,083

Total liabilities	54,225			42,987
Equity	22,055			23,271

Total liabilities and equity	$76,280			$66,258

Net interest-earning assets	$18,710			$17,384

Net interest income; average interest rate spread		$724	3.78%		$594	3.64%

Net interest margin(2)			4.22%			4.13%

Average interest-earning assets to average interest-bearing liabilities			136.80%			142.50%

(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

(3)	Amounts that do not round to $1,000 are reflected as none.
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
Hibernia’s nonperforming assets, defined as non-accrual loans, accruing loans past due 90 days or more and foreclosed real estate, totaled $981,000, or 1.3%, of total assets at March 31, 2011, compared to $1.1 million, or 1.5%, of total assets at December 31, 2010. The non-performing loans totaling $981,000 at March 31, 2011, consist of five loans secured by first mortgages on one-to-four family residential real estate. The net decrease in non-performing loans for the three months ended March 31, 2011 was due to the return to accruing status of one performing troubled debt restructured loan. Management believes that the allowance for loan losses is sufficient to cover any losses that may be incurred on these loans. The Company had no foreclosed property at March 31, 2011 or December 31, 2010.
A loan loss provision of $15,000 was made to the allowance for loan losses during the three months ended March 31, 2011. No loan loss provision was made to the allowance for loan losses for the three months ended March 31, 2010.
To the best of management’s knowledge, the reserve is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.
Liquidity and Capital Resources
Hibernia maintains levels of liquid assets deemed adequate by management. Hibernia adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Hibernia also adjusts liquidity as appropriate to meet asset and liability management objectives.
Hibernia’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, rental income and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Hibernia sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Hibernia Homestead Bancorp’s cash and cash equivalents amounted to $4.5 million at March 31, 2011.

A significant portion of the Hibernia’s liquidity consists of non-interest earning deposits. Primary sources of cash are principal repayments on loans and increases in deposit accounts. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At March 31, 2011, Hibernia did not have any advances from the Federal Home Loan Bank of Dallas and had $3.2 million in borrowing capacity. At March 31, 2011, the Bank was also a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Homestead Bank federal funds in an amount not to exceed $5.7 million. As of March 31, 2011, Hibernia Homestead Bank had no federal funds purchased from First National Banker’s Bank. As of March 31, 2011, the Bank participated in the Certificate of Deposit Account Registry Service (“CDARS”) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members. The Company may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed 10% of the Bank’s total assets, calculated based on its last quarterly call report. As of March 31, 2011, the Bank’s limit for One-Way Buy deposits was $7.7 million based on total assets on its December 31, 2010 call report. As of March 31, 2011, the Bank held no reciprocal deposits and had $3.0 million in One-Way Buy deposits from the CDARS program. Such deposits are generally considered a form of brokered deposits.
At March 31, 2011, the Bank had outstanding loan commitments of $5.7 million to originate loans. At March 31, 2011, certificates of deposit scheduled to mature in less than one year totaled $19.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. The Bank intends to utilize its liquidity to fund its lending activities.
Contractual Cash Obligations. The following table summarizes our contractual cash obligations at March 31, 2011.

		Payments Due By Period
	Total at	To	1-3	4-5	After 5
	March 31, 2011	1 Year	Years	Years	Years
	(In thousands)

Certificates of deposit	$34,073	$19,612	$9,905	$4,556	$—

Total contractual obligations	$34,073	$19,612	$9,905	$4,556	$—

Hibernia Homestead Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At March 31, 2011, Hibernia Homestead Bank exceeded each of its capital requirements with ratios of 24.51%, 36.25% and 37.05%, respectively.
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

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2011.

	Total Amounts	Amount of Commitment Expiration - Per Period
	Committed at	To	1-3	4-5	After 5
	March 31, 2011	1 Year	Years	Years	Years
	(In thousands)
Lines of credit	$1,101	$1,101	$—	$—	$—
Undisbursed portion of loans in process	4,628	4,628	—	—	—
Commitments to originate loans	5,704	5,704	—	—	—

Total commitments	$11,433	$11,433	$—	$—	$—

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
(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities
The following presents the Company’s repurchase activity during the three month period ended March 31, 2011:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs (a)
January 1, 2011 — January 31, 2011	—	$—	—	27,883
February 1, 2011 — February 28, 2011	—	—	—	27,883
March 1, 2011 — March 31, 2011	—	—	—	27,883

Total	—	$—	—	27,883

Notes to this table:

(a)
On May 27, 2010, the Company announced by press release its second stock repurchase program to repurchase 52,883 shares, or 5% of its outstanding common stock. The program does not have an expiration date.

The following table presents the purchasing activity of the Recognition and Retention Plan Trust during the three month period ended March 31, 2011:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs (a)
January 1, 2011 — January 31, 2011	—	$—	—	24,533
February 1, 2011 — February 28, 2011	—	—	—	24,533
March 1, 2011 — March 31, 2011	—	—	—	24,533

Total	—	$—	—	24,533

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

HIBERNIA HOMESTEAD BANCORP, INC.
Date: May 16, 2011	By:	/s/ A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Donna T. Guerra
Donna T. Guerra
Assistant Secretary and Chief Financial Officer