Form 10-Q
period 2011-06-30
HIBERNIA BANCORP, INC.
filed 2011-08-15
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 000-53555

Hibernia Bancorp, Inc.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [X] Yes     [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        [X]  Yes     [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 12, 2011, 1,032,667 shares of the Registrant’s common stock were issued and outstanding.

Hibernia Bancorp, Inc.
Form 10-Q

Hibernia Bancorp, Inc.

Consolidated Balance Sheets

	At June 30,	At December 31,
	2011	2010
	(Unaudited)
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$729	$481
Cash, Interest Bearing	3,069	4,112
Total Cash and Cash Equivalents	3,798	4,593

Certificates of Deposit	100	100
Securities Available-for-Sale	2,565	4,230
Loans Receivable, Net	66,766	61,953
Accrued Interest Receivable	261	227
Investment in FHLB Stock	171	171
Investment in FNBB Stock	210	210
Other Real Estate Owned, Net	60	--
Premises and Equipment, Net	5,198	4,988
Deferred Income Taxes	508	528
Prepaid Expenses and Other Assets	251	253

Total Assets	$79,888	$77,253

Liabilities and Equity

Liabilities
Deposits	$57,248	$54,607
Advance Payments by Borrowers for Taxes and Insurance	354	477
Accrued Interest Payable	12	3
Accounts Payable and Other Liabilities	232	213

Total Liabilities	57,846	55,300

Equity
Preferred Stock, $.01 par value – 1,000,000 Shares Authorized; None Issued	--	--
Common Stock, $.01 par value – 9,000,000 Shares Authorized; 1,113,334 Issued; 1,032,667 Shares Outstanding at June 30, 2011 and December 31, 2010	11	11
Additional Paid-In Capital	10,506	10,466
Treasury Stock at cost – 80,667 shares at June 30, 2011 and December 31, 2010	(1,152)	(1,152)
Unallocated Common Stock held by:
Employee Stock Ownership Plan (ESOP)	(802)	(819)
Recognition and Retention Plan (RRP)	(262)	(293)
Accumulated Other Comprehensive Income, Net of Tax Effects	60	80
Retained Earnings	13,681	13,660

Total Equity	22,042	21,953

Total Liabilities and Equity	$79,888	$77,253

See notes to consolidated financial statements.

Hibernia Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
Interest Income
Loans Receivable
Mortgage Loans	$629	$558	$1,248	$1,091
Commercial Loans	237	200	468	329
Consumer and Other Loans	3	2	7	5
Federal Funds Sold	--	1	--	2
Mortgage-Backed Securities	27	56	62	120
Investment Securities	--	3	2	7
Other Investments and Deposits	3	--	5	1
Total Interest Income	899	820	1,792	1,555

Interest Expense
Deposits	169	153	339	294
Total Interest Expense	169	153	339	294

Net Interest Income	730	667	1,453	1,261

Provision for Loan Losses	23	10	38	10

Net Interest Income After
Provision for Loan Losses	707	657	1,415	1,251

Non-Interest Income
Rental Income, Net of Related Expenses	16	26	43	57
Other Income	8	5	22	12
Total Non-Interest Income	24	31	65	69

Non-Interest Expenses
Salaries and Employee Benefits	321	293	657	583
Occupancy Expenses	106	102	209	195
Data Processing	85	91	149	162
Advertising and Promotional Expenses	27	31	55	57
Professional Fees	48	85	108	150
Insurance Expense	10	10	18	22
Supplies and Stationery	16	25	28	37
Telephone and Postage	19	13	37	28
Supervision, Exams and Assessments	21	16	47	34
Directors’ Fees	13	14	26	26
Franchise and Shares Taxes	17	12	33	24
Other Operating Expenses	35	26	62	53
Total Non-Interest Expenses	718	718	1,429	1,371

Income (Loss) Before Income Taxes	13	(30)	51	(51)

Income Tax Expense (Benefit)	11	(4)	30	(12)

Net Income (Loss)	$2	$(26)	$21	$(39)

Income (Loss) Per Common Share
Basic	$0.00	$(0.03)	$0.02	$(0.04)
Diluted	$0.00	$(0.03)	$0.02	$(0.04)

See notes to consolidated financial statements.

Hibernia Bancorp, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
Six Months Ended June 30, 2011 and 2010

	Common Stock	Additional Paid-In Capital	Treasury Stock		Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In Thousands)

BALANCE – January 1, 2010	$11	$10,365	$	---	$(855)	$	---	$133	$13,742	$23,396

Net Loss	---	---		---	---		---	---	(39)	(39)

Other Comprehensive Loss, net of Applicable Taxes	---	---		---	---		---	(16)	--	(16)

Stock Purchased for RRP	---	---		---	---		(293)	---	---	(293)

Purchase of Treasury Stock	---	---		(788)	---		---	---	---	(788)

ESOP Stock Released for Allocation	---	8		---	18		---	---	---	26

Stock-Based Compensation Cost	---	15		---	---		---	---	---	15

BALANCE – June 30, 2010	$11	$10,388		$(788)	$(837)		$(293)	$117	$13,703	$22,301

BALANCE – January 1, 2011	$11	$10,466		$(1,152)	$(819)		$(293)	$80	$13,660	$21,953

Net Income	---	---		---	---		---	---	21	21

Other Comprehensive Loss, net of Applicable Taxes	---	---		---	---		---	(20)	---	(20)

Issuance of RRP Stock	---	4		---	---		31	---	---	35

ESOP Stock Released for Allocation	---	11		---	17		---	---	---	28

RRP Stock Earned	---	(20)		---	---		---	---	---	(20)

Stock-Based Compensation Cost	---	45		---	---		---	---	---	45

BALANCE – June 30, 2011	$11	$10,506		$(1,152)	$(802)		$(262)	$60	$13,681	$22,042

See notes to consolidated financial statements.

Hibernia Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities	(In Thousands)
Net Income (Loss)	$21	$(39)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Provision for Loan Losses	38	10
Deferred Income Taxes	30	(12)
Depreciation and Amortization	140	142
Net Discount Accretion	(3)	(4)
Loss on Disposal of Premises and Equipment	6	--
Non-Cash Compensation	94	41
(Increase) Decrease in:
Accrued Interest Receivable	(34)	(49)
Prepaid Expenses and Other Assets	2	(14)
Increase (Decrease) in:
Accrued Interest Payable	9	5
Accounts Payable and Other Liabilities	13	84
Net Cash Provided by Operating Activities	316	164
Cash Flows from Investing Activities
Net Increase in Loans Receivable	(4,911)	(10,748)
Maturities, Redemptions and Sales of Certificates of Deposit	--	475
Maturities, Redemptions and Sales of Securities Available-for-Sale	1,638	2,535
Purchase of Premises and Equipment	(356)	(98)
Net Cash Used in Investing Activities	(3,629)	(7,836)
Cash Flows from Financing Activities
Net Increase in Deposits	2,641	6,436
Net Decrease in Advance Payments by Borrowers for Taxes and Insurance	(123)	(118)
Purchase of Stock for RRP	--	(293)
Purchase of Treasury Stock	--	(788)
Net Cash Provided by Financing Activities	2,518	5,237

Net Decrease in Cash and Cash Equivalents	(795)	(2,435)

Cash and Cash Equivalents – Beginning of Period	4,593	6,233

Cash and Cash Equivalents – End of Period	$3,798	$3,798

Supplementary Schedule of Cash Flow Information
Cash Paid for Interest on Deposits and Borrowings	$330	$289
Cash Paid for Income Taxes	$--	$--
Market Value Adjustment for Loss on Securities Available-for-Sale	$(31)	$(24)

Noncash Investing Activities
Loans Transferred to Other Real Estate Owned, Net	$60	$--
Issuance of RRP Stock	$35	$--

See notes to consolidated financial statements.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1.     Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

On January 27, 2009, Hibernia Homestead Bank (the “Bank”) completed its conversion from a mutual to a stock form of organization as a subsidiary of Hibernia Homestead Bancorp, Inc. (“Hibernia” or the “Company”), and the Company completed an initial public offering in which it issued 1,113,334 shares of its common stock for a total of $11,133,340 in gross offering proceeds.

Effective June 1, 2011, the Company amended its Articles of Incorporation to change its name to Hibernia Bancorp, Inc. and changed the Bank’s name to Hibernia Bank.  The changes were made to reflect the broad range of services the Company now offers to businesses and individuals.

Hibernia Bank is a Louisiana-chartered and FDIC-insured savings bank and provides a variety of financial services to individual and commercial customers through its three branches in New Orleans and Metairie, Louisiana. The Bank’s primary deposit products are checking accounts, money market accounts and interest-bearing savings and certificates of deposit. Its primary lending products are residential mortgage loans, commercial loans secured by real estate, and commercial and industrial loans. The Bank primarily provides services to customers in the New Orleans, Metairie and surrounding areas.

The Bank’s operations are subject to customary business risks associated with activities of a financial institution.  Some of those risks include competition from other institutions and changes in economic conditions, interest rates and regulatory requirements.

The accompanying unaudited financial statements were prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011, or any other period.  These financial statements should be read in conjunction with the audited financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2010, included in the Company's Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (File No. 000-53555).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hibernia Bank. All significant intercompany balances and transactions between the Company and its wholly owned subsidiary have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for losses on loans and other real estate, management obtains independent appraisals for significant properties.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1.       Nature of Operations and Summary of Significant Accounting Policies (Continued)

Use of Estimates (Continued)

A majority of the Company's loan portfolio consists of single-family residential loans in the metropolitan New Orleans area.  In recent periods, we began offering commercial real estate loans on both owner-occupied and non-owner occupied properties.  It is our policy to lend in a first lien position on such properties.  During the second quarter of 2010, the Company also began making commercial and industrial loans. Residential mortgage loans and commercial loans are expected to be repaid from the cash flows of the customers. Some of the activities that the economy of this region is dependent upon include the petrochemical industry, the port of New Orleans, healthcare and tourism.  Significant declines in economic activities in these areas could affect the borrowers’ ability to repay loans and cause a decline in value of assets securing the loan portfolio.

While management uses available information to recognize losses on loans and other real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and other real estate.  Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowances for losses on loans and other real estate may change in the near term.

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

Hibernia Bancorp, Inc.

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

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1.       Nature of Operations and Summary of Significant Accounting Policies (Continued)

Impaired Loans

FASB ASC Topic 310 “Receivables” (which includes former Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures), requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate.  As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.  This valuation allowance is recorded in the allowance for loan losses on the balance sheet.

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

Securities

FASB ASC Topic 320 “Investments – Debt and Equity Securities” (which includes former SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) requires the classification of securities into one of three categories: trading, available-for-sale or held-to-maturity.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.  Trading account securities are held for resale in anticipation of short-term market movements.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Securities not classified as held-to-maturity or trading are classified as available-for-sale.

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

Hibernia Bancorp, Inc.

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

Investment in FHLB and FNBB Stock

The Company maintains investments in membership stocks of the Federal Home Loan Bank (FHLB) and the First National Bankers Bank (FNBB).  The carrying amounts of these investments are stated at cost. The Bank is required by law to have an investment in stock of the FHLB.  As of June 30, 2011 the membership investment requirement was 0.05% of the member’s total assets, down from 0.06% as of December 31, 2010, and the activity-based requirement was 4.1% of advances and applicable Mortgage Partnership Finance assets as of June 30, 2011 and December 31, 2010.

Other Real Estate Owned

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

Hibernia Bancorp, Inc.

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

While the Bank is exempt from Louisiana income tax, it is subject to the Louisiana Ad Valorem Tax, commonly referred to as the Louisiana Shares Tax, which is based on stockholders’ equity and net income.

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

Hibernia Bancorp, Inc.

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

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
	(In Thousands)

Net Income (Loss)	$21	$(39)
Other Comprehensive Loss, Net of Tax
Unrealized Loss on Securities Available-for-Sale	(20)	(16)
Total Other Comprehensive Loss	(20)	(16)
Total Comprehensive Income (Loss)	$1	$(55)

Statements of Cash Flows

The consolidated statements of cash flows were prepared in accordance with the provisions of FASB ASC Topic No. 230 “Statement of Cash Flows” (formerly SFAS No. 104, Statement of Cash Flows - Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions).  This Topic permits certain financial institutions to report, in a statement of cash flows, net receipts and payments for deposits placed, time deposits accepted and repaid and loans made and collected.  Additionally, in accordance with U.S. generally accepted accounting principles, interest credited directly to deposit accounts has been accounted for as operating cash payments.

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

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1.       Nature of Operations and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (Topic 820) that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques.  Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities.  The guidance was effective for financial statements issued for periods ending after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance affects only the disclosure requirements and had no impact on the Company’s consolidated statements of operations and condition.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The ASU contains guidance on the application of the highest and best use and valuation premise concepts, the measurement of fair values of instruments classified in shareholders’ equity, the measurement of fair values of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. It also requires additional disclosures about fair value measurements, including information about the unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy, the sensitivity of recurring fair value measurements within Level 3 to changes in unobservable inputs and the interrelationships between those inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value but for which the fair value is required to be disclosed. These amendments are to be applied prospectively for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This new authoritative guidance became effective on January 1, 2011 and had no impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01 which temporarily deferred the effective date of disclosure requirements for public entities about troubled debt restructurings in ASU 2010-20. The delay was intended to allow the FASB time to complete its deliberations on what constitutes trouble debt restructurings.  ASU 2011-02 below lifted the temporary delay and now requires disclosures about troubled debt restructurings at the same time ASU 2011-02 is adopted.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1.       Nature of Operations and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In April 2011, the FASB issued ASU 2011-02, which amends the guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). In evaluating whether a restructuring constitutes a TDR both for purposes of recording an impairment loss and for disclosure purposes, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption. However, an entity should apply prospectively changes in the method used to calculate impairment. At the same time a public entity adopts ASU 2011-02, it will be required to disclose the activity based information that was previously deferred by ASU No. 2011-01. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. The ASU increases the prominence of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements which report both net income and other comprehensive income. It eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The ASU is effective for periods beginning after December 15, 2011 and requires retrospective application. The ASU does not change the components of other comprehensive income, the timing of items reclassified to net income, or the net income basis for income per share calculations.  As this ASU is disclosure related only, the adoption of this ASU will not impact consolidated reported financial position or results of operations.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1.       Nature of Operations and Summary of Significant Accounting Policies (Continued)

Advertising and Promotional Expenses

The Company follows the policy of charging the costs of advertising and promotions to expense as incurred.  Advertising and promotional expenses of $27,000 and $31,000 for the three months ended June 30, 2011 and 2010, respectively, and $55,000 and $57,000 for the six months ended June 30, 2011 and 2010, respectively, are included in non-interest expense.

Note 2.      Investment Securities

A summary of investment securities classified as trading, held-to-maturity and available-for-sale is presented below.

Trading Securities

The Company had no securities classified as trading securities at June 30, 2011 and December 31, 2010.

Held-to-maturity

There were no held-to-maturity securities at June 30, 2011 or December 31, 2010.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2.         Investment Securities (Continued)

Available-for-Sale

The amortized cost and estimated fair values of available-for-sale securities at June 30, 2011 and December 31, 2010, are summarized as follows:

June 30, 2011 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)
U.S. Government Agencies	$ --	$ --	$ --	$ --
Mortgage-Backed Securities	2,475	90	--	2,565
Available-for-Sale Securities	$ 2,475	$ 90	$ --	$ 2,565

December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)
U.S. Government Agencies	$ 500	$ 2	$ --	$ 502
Mortgage-Backed Securities	3,609	119	--	3,728
Available-for-Sale Securities	$ 4,109	$ 121	$ --	$ 4,230

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2.         Investment Securities (Continued)

Available-for-Sale

The amortized cost and estimated fair values of available-for-sale securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011 (Unaudited)
	Amortized Cost	Fair Value
	(In Thousands)
Due in One Year or Less	$979	$993
Due After One Year Through Five Years	833	864
Due After Five Years Through Ten Years	553	591
Due After Ten Years Through Twenty Years	41	41
Due After Twenty Years	69	76
	$2,475	$2,565

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists.  Management does not anticipate a requirement to sell any of the Company’s investment securities for liquidity or other operating purposes.

The proceeds from the sales, redemptions and maturities of securities available-for-sale for the six months ended June 30, 2011 and 2010 were approximately $1.6 million and $2.5 million, respectively. There were no realized gains or losses in the six month periods ending June 30, 2011 and June 30, 2010.

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

At June 30, 2011 and December 31, 2010, there were no unrealized losses in investment securities.   In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company has the ability to hold available-for-sale debt securities for the foreseeable future.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.      Loans Receivable

Loans receivable at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In Thousands)

One-to-Four Family Residential	$43,569	$41,421
Multi-Family Residential	167	173
Second Mortgage Residential	168	174
Residential Construction and Land Loans	4,703	3,375
Commercial Loans Secured by Real Estate	15,875	14,317
Commercial and Industrial Loans	2,278	2,375
Home Equity Lines of Credit	346	426
Loans Secured by Deposits	5	24
	67,111	62,285

Deferred Loan Costs, Net of Fees	61	62
Less: Allowance for Loan Losses	(406)	(394)
Total	$66,766	$61,953

The following presents by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of June 30, 2011 (unaudited) and December 31, 2010.

	As of June 30, 2011

	Commercial and Industrial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:			(In Thousands)
Ending balance: individually evaluated for impairment	$-	$-	$-	$47	$47
Ending balance: collectively evaluated for impairment	12	79	-	268	359
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$12	$79	$-	$315	$406

Financing receivables:
Ending Balance	$2,278	$15,875	$351	$48,607	$67,111
Ending balance: individually evaluated for impairment	$-	$-	$-	$943	$943
Ending balance: collectively evaluated for impairment	$2,278	$15,875	$351	$47,664	$66,168
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.      Loans Receivable (Continued)

	As of December 31, 2010
	Commercial and Industrial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$-	$-	$-	$62	$62
Ending balance: collectively evaluated for impairment	12	72	-	248	332
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$12	$72	$-	$310	$394

Financing receivables:
Ending Balance	$2,375	$14,317	$450	$45,143	$62,285
Ending balance: individually evaluated for impairment	$-	$-	$-	$1,043	$1,043
Ending balance: collectively evaluated for impairment	$2,375	$14,317	$450	$44,100	$61,242
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.      Loans Receivable (Continued)

  The following presents by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2011 (unaudited):

	Commercial and Industrial	Commercial Real Estate	Consumer	Residential	Total
Three Months Ended June 30, 2011	(In Thousands)
Allowance for loan losses:
Beginning Balance	$12	$69	$-	$328	$409
Charge-offs	-	-	-	(26)	(26)
Recoveries	-	-	-	-	-
Provisions	-	10	-	13	23
Ending Balance	$12	$79	$-	$315	$406

Six Months Ended June 30, 2011
Allowance for loan losses:
Beginning Balance	$12	$72	$-	$310	$394
Charge-offs	-	-	-	(26)	(26)
Recoveries	-	-	-	-	-
Provisions	-	7	-	31	38
Ending Balance	$12	$79	$-	$315	$406

Activity in the allowance for loan losses for the three and six months ended June 30, 2010 was as follows:

Three Months Ended June 30, 2010
Allowance for loan losses:
Beginning Balance					$330
Charge-offs					-
Recoveries					-
Provisions					10
Ending Balance					$340

Six Months Ended June 30, 2010
Allowance for loan losses:
Beginning Balance					$330
Charge-offs					-
Recoveries					-
Provisions					10
Ending Balance					$340

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.      Loans Receivable (Continued)

Credit Quality Indicators

The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's primary credit quality indicators are to use an internal credit risk rating system that categorizes loans and leases into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics that benefit from a case-by-case evaluation. Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively.

The following are the definitions of the Company's credit quality indicators:

Pass - Level 1 - Loans that comply in all material respects with the Company’s loan policies, that are adequately secured with conforming collateral and that are extended to borrowers with documented cash flow and/or liquidity to safely cover their total debt service requirements.

Pass - Level 2 – Loan that may have one or more approved exceptions to loan policy including exceptions to collateral guidelines, loan-to-value parameters, debt service coverage ratios or other guidelines but that are extended to borrowers with strong histories and adequate cash flow and/or liquidity to cover total debt service requirements. These loans are deemed by management to pose only modest risk of deterioration or default.

Pass - Level 3 - Loans that may have one or more approved exceptions to loan policy and that exhibit weakness in collateral value, debt service capacity or other factors that, in the judgment of management, increase the likelihood of the loan deteriorating in the event of unfavorable changes in market conditions or the borrower’s circumstances.

Special Mention - Special Mention includes loans with a recent history of repeat delinquencies, indications of possible deterioration in credit strength, decline in collateral value or lack of current information.  Also included in this rating are loans that have not exhibited frequent delinquency but which are of concern due to suspected deterioration in the borrower’s status, decline in collateral value, weakness in the borrower’s industry or other indications of risk that have come to management’s attention.

Substandard - The substandard classification includes loans that are inadequately protected by current equity and paying capacity of the obligor or of the collateral pledged.  Such loans have one or more weaknesses that jeopardize the liquidation of the debt and expose the Company to loss if the weaknesses are not corrected.  Weaknesses may include inadequate cash flow, unmarketable collateral or other factors which could cause the borrower to default.

Doubtful - Loans that have all the weaknesses inherent in substandard loans and those weaknesses are so serious as to make full repayment of the loan, based on currently known facts, improbable.  These loans expose the Company to serious risk, but the extent of the loss cannot be determined because of pending factors that could strengthen the credit in the near term.

The Company's credit quality indicators are periodically updated on a case-by-case basis.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.      Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The following presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of June 30, 2011 (unaudited) and December 31, 2010.

			Commercial Real Estate		Commercial Real Estate
	Commercial and Industrial		Construction		Other
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
(In Thousands)
Pass - Level 1	$2,278	$2,375	$1,221	$1,229	$14,290	$12,709
Pass - Level 2	-	-	-	-	364	379
Pass - Level 3	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Total	$2,278	$2,375	$1,221	$1,229	$14,654	$13,088

Residential Credit Exposure
Credit Risk Profile by Internally Assigned Credit Quality Indicator

	Residential - Prime
	June 30, 2011	December 31, 2010
Grade:	(In Thousands)
Pass - Level 1	$40,775	$37,129
Pass - Level 2	5,459	5,536
Pass - Level 3	173	175
Special Mention	1,101	660
Substandard	1,098	1,643
Doubtful	-	-
Total	$48,607	$45,143

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Other
	June 30, 2011	December 31, 2010
	(In Thousands)
Performing	$351	$450
Nonperforming	-	-
Total	$351	$450

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.      Loans Receivable (Continued)

Impaired Loans

The following presents by class, information related to impaired loans as of June 30, 2011 (unaudited) and December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2011	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$-	$-	$-
Commercial real estate	-	-	-
Residential - prime	732	733	-
With an allowance recorded:
Commercial and industrial	-	-	-
Commercial real estate	-	-	-
Residential - prime	211	226	47
Total:
Commercial and industrial	$-	$-	$-
Commercial real estate	$-	$-	$-
Residential - prime	$943	$959	$47

December 31, 2010
With no related allowance recorded:
Commercial and industrial	$-	$-	$-
Commercial real estate	-	-	-
Residential - prime	261	262	-
With an allowance recorded:
Commercial and industrial	-	-	-
Commercial real estate	-	-	-
Residential - prime	782	786	62
Total:
Commercial and industrial	$-	$-	$-
Commercial real estate	$-	$-	$-
Residential - prime	$1,043	$1,048	$62

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.      Loans Receivable (Continued)

Impaired Loans (Continued)

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2011 (unaudited):

	Average Recorded Investment	Interest Income Recognized
(In Thousands)
Three months ended June 30, 2011
With no related allowance recorded:
Commercial and industrial	$-	$-
Commercial real estate	-	-
Residential - prime	732	1
With an allowance recorded:
Commercial and industrial	-	-
Commercial real estate	-	-
Residential - prime	272	-
Total:
Commercial and industrial	$-	$-
Commercial real estate	$-	$-
Residential - prime	$1,004	$1

Six months ended June 30, 2011
With no related allowance recorded:
Commercial and industrial	$-	$-
Commercial real estate	-	-
Residential - prime	732	2
With an allowance recorded:
Commercial and industrial	-	-
Commercial real estate	-	-
Residential - prime	290	-
Total:
Commercial and industrial	$-	$-
Commercial real estate	$-	$-
Residential - prime	$1,022	$2

The Company is not committed to lend additional funds to debtors whose loans have been modified.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.      Loans Receivable (Continued)

Non-Accrual Loans

The following presents by class, the recorded investment in loans on non-accrual status as of June 30, 2011 (unaudited) and December 31, 2010:

Loans on Non-Accrual Status

	June 30, 2011	December 31, 2010
	(In Thousands)
Commercial and Industrial	$-	$-
Commercial Real Estate	-	-
Consumer	-	-
Residential - prime	890	$1,138
	$890	$1,138

During July, 2011, the Company received a payment in the amount of $596,000 on one of its non-accrual loans.  The amount received was sufficient to retire the loan’s $557,000 principal balance, reimburse the Company for its collection expenses and pay a portion of the contractual interest due.  This payoff reduces the Company’s non-accrual loans to $333,000 as of July 31, 2011.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.      Loans Receivable (Continued)

Aging Analysis of Past Due Loans

The following presents by class, an aging analysis and the recorded investment in loans as of June 30, 2011 (unaudited) and December 31, 2010, (in thousands):

June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
			(Unaudited)
Commercial and Industrial	$-	$-	$-	$-	$2,278	$2,278	$-
Commercial real estate:
Commercial real estate - construction	-	-	-	-	1,221	1,221	-
Commercial real estate - other	-	-	-	-	14,654	14,654	-
Consumer:
Consumer - other	-	-	-	-	351	351	-
Residential:
Residential - prime	1,907	-	679	2,586	46,021	48,607	-
Total	$1,907	$-	$679	$2,586	$64,525	$67,111	$-

December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial and Industrial	$-	$-	$-	$-	$2,375	$2,375	$-
Commercial real estate:
Commercial real estate - construction	-	-	-	-	1,229	1,229	-
Commercial real estate - other	-	-	-	-	13,088	13,088	-
Consumer:
Consumer - other	-	-	-	-	450	450	-
Residential:
Residential - prime	625	70	888	1,583	43,560	45,143	-
Total	$625	$70	$888	$1,583	$60,702	$62,285	$-

Hibernia Bancorp, Inc.

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

Earnings per common share was computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator:	(Unaudited)
Income (loss) applicable to common shares	$2	$(26)	$21	$(39)

Denominator:
Weighted average common shares outstanding	933	964	932	990

Effect of dilutive securities	16	--	16	--

Weighted average common shares outstanding—assuming dilution	949	964	948	990

Earnings (loss) per common share	$0.00	$(0.03)	$0.02	$(0.04)

Earnings (loss) per common share—assuming dilution	$0.00	$(0.03)	$0.02	$(0.04)

Due to the net loss attributable to common shareholders for the three and six months ended June 30, 2010, no potentially dilutive shares were included in the loss per share calculation, as including such shares would have been anti-dilutive.  Anti-dilutive stock options of 63,833 with a weighted average exercise price of $14.65 per share for the three and six month periods ended June 30, 2010 were excluded from diluted shares.  Share-based awards did not have an anti-dilutive effect on diluted earnings per share for the three and six months ended June 30, 2011.

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

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5.      Regulatory Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: Total and Tier I capital to risk-weighted assets (as defined in the regulations) and of Tier I capital to average assets (as defined).  Management believes, as of June 30, 2011, that the Bank meets all capital adequacy requirements to which they are subject.  The Bank was considered well capitalized according to its last regulatory examination.

The Bank, at June 30, 2011 and December 31, 2010, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Unaudited)
		(Dollars in Thousands)
June 30, 2011
Tier 1 Capital (to Average Assets)	$18,595	23.87%	$3,116	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,595	34.24%	$2,172	4.00%
Total Capital (to Risk-Weighted Assets)	$19,000	34.99%	$4,344	8.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
December 31, 2010
Tier 1 Capital (to Average Assets)	$18,518	25.61%	$2,892	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,518	35.97%	$2,059	4.00%
Total Capital (to Risk-Weighted Assets)	$18,912	36.73%	$4,119	8.00%

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

Hibernia Bancorp, Inc.

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

Loans
The fair value of loans is estimated by discounting the future cash flows using discount rates estimated using comparable risk-free market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments. The allowance for loan losses is allocated to each individual loan account prior to the calculation of the fair value of loans.

Deposits and Advance Payments by Borrowers for Taxes and Insurance
The fair value of demand deposits, savings deposits, certain money market deposits and advance payments by borrowers for taxes and insurance is the amount payable on demand. The value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using discount rates estimated using comparable risk-free market rates for similar types of instruments adjusted to be commensurate with, overhead costs, and optionality of such instruments and incorporates all forms of risk in a single spread to the Treasury yield curve.

Commitments to Extend Credit
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6.       Disclosure About Fair Value of Financial Instruments (Continued)

The estimated fair values of the Bank’s financial instruments at June 30, 2011 and December 31, 2010, are as follows (reported in thousands):

	June 30, 2011
	(Unaudited)
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$3,798	$3,798
Investment Securities	2,565	2,565
Certificates of Deposit	100	100
Loans	67,172	65,362
Less: Allowance for Loan Losses	(406)
	$73,229	$71,825
Financial Liabilities
Deposits and Advance Payments by Borrowers
for Taxes and Insurance	$57,602	$56,886

Unrecognized Financial Instruments
Commitments to Extend Credit	$17,216	$17,216

	December 31, 2010
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$4,593	$4,593
Investment Securities	4,230	4,230
Certificates of Deposit	100	100
Loans	62,347	60,778
Less: Allowance for Loan Losses	(394)
	$70,876	$69,701
Financial Liabilities
Deposits and Advance Payments by Borrowers
for Taxes and Insurance	$55,084	$54,404

Unrecognized Financial Instruments
Commitments to Extend Credit	$6,562	$6,562

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7.       Fair Value Measurements

The Company adopted the FASB’s fair value guidance on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The fair value guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  On January 1, 2011, the Company adopted FASB ASU 2010-06, “Fair Value Measurements and Disclosures” that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques.

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

In addition, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. During the periods presented in the Company’s consolidated financial statements, there were no significant transfers in or out of Level 1 and Level 2.

Furthermore, in the reconciliation for Level 3 fair value measurements, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities.  The Company had no Level 3 assets and liabilities during the periods presented in the Company’s consolidated financial statements.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7.       Fair Value Measurements (Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011 (unaudited) and December 31, 2010:

June 30, 2011
	Total	Level 1	Level 2	Level 3
(In Thousands)
Assets
Investment Securities	$ 2,565	$ -	$ 2,565	$ -
Total	$ 2,565	$ -	$ 2,565	$ -

Liabilities	$ -	$ -	$ -	$ -
Total	$ -	$ -	$ -	$ -

December 31, 2010
	Total	Level 1	Level 2	Level 3
(In Thousands)
Assets
Investment Securities	$ 4,230	$ -	$ 4,230	$ -
Total	$ 4,230	$ -	$ 4,230	$ -

Liabilities	$ -	$ -	$ -	$ -
Total	$ -	$ -	$ -	$ -

    Assets measured at fair value on a non-recurring basis are summarized below. The specific allowance for loan losses on impaired loans is recorded in the allowance for loan losses on the balance sheet.

Fair value measurements at June 30, 2011 (unaudited)
	Total	Level 1	Level 2	Level 3
(In Thousands)
Assets
Impaired Loans
Residential real estate	$ 943	$ --	$ 943	$ --
Specific allowance	$ (47)	$ --	$ (47)	$ --
Total	$ 896	$ --	$ 896	$ --

Other real estate owned
Residential real estate	$ 60	$ --	$ 60	$ --
Total	$ 60	$ --	$ 60	$ --

Other real estate owned had a carrying amount of $60,000, with no valuation allowance for the period ending June 30, 2011.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7.       Fair Value Measurements (Continued)

Fair value measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
(In Thousands)
Assets
Impaired Loans
Residential real estate	$ 1,043	$ --	$ 1,043	$ --
Specific allowance	$ (62)	$ --	$ (62)	$ --
Total	$ 981	$ --	$ 981	$ --

Other real estate owned
Residential real estate	$ --	$ --	$ --	$ --
Total	$ --	$ --	$ --	$ --

Note 8.	Employee Stock Ownership Plan

During fiscal 2008, the Company instituted an employee stock ownership plan.  The Hibernia Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock.  Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining the age of 21.

The ESOP purchased the statutory limit of eight percent of the shares sold in the initial public offering of the Company on January 17, 2009.  This purchase was facilitated by a loan from the Company to the ESOP in the amount of $891,000.  The loan is secured by a pledge of the ESOP shares.  The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets.  The corresponding note is being repaid in 100 quarterly debt service payments of $13,000 on the last business day of each quarter, beginning June 30, 2009, at the rate of 3.25%.

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

ESOP compensation expense for the three months ended June 30, 2011 and June 30, 2010 was $15,000 and $13,000, respectively.  ESOP compensation expenses for the six months ended June 30, 2011 and 2010 amounted to $28,000 and $26,000, respectively.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9.	Recognition and Retention Plan

On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Recognition and Retention Plan (“RRP”).  The 2009 Recognition and Retention Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions.  The Board of Directors of the Company may make grants under the 2009 Recognition and Retention Plan to eligible participants based on these factors.  Plan participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award.  If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards shall be forfeited.  As of June 30, 2011 and June 30, 2010, 11,133 shares have been awarded under the Plan.  During the quarter ended June 30, 2011, 2,226 shares vested and were released, leaving a balance of 8,907 awarded shares as of June 30, 2011.  Compensation expense is being recognized over the vesting period.  For the three months ended June 30, 2011 and 2010 the Company recognized $9,000 and zero, respectively, of compensation expense related to the Recognition and Retention Plan.  Compensation expense related to the Recognition and Retention Plan for the six months ended June 30, 2011 and 2010 was $17,000 and zero, respectively.

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

Note 10.    Stock Option Plan

On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Stock Option Plan.  The 2009 Stock Option Plan will provide the Company’s directors and key employees with a proprietary interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions.  The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors.  Plan participants will vest in their options at a rate no more rapid than 20% per year over a five year period, beginning on the grant date of the option.  Vested options will have an exercise period of ten years commencing on the date of grant.  If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant.  As of June 30, 2011 and June 30, 2010, 63,833 options have been granted to eligible employees.  For the three months ended June 30, 2011 and June 30, 2010, the Company recognized $22,000 and $14,000, respectively, of compensation expense related to stock options granted.  For the six months ended June 30, 2011 and 2010, the Company recognized $45,000 and $15,000, respectively, of compensation expense related to stock options granted.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10.      Stock Option Plan (Continued)

Following is a summary of the status of the Option Plan during the six months ended June 30, 2011 (unaudited):

	Number of Shares	Weighted-average Exercise Price

Outstanding at January 1, 2011	63,833	$14.65
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2011	63,833	$14.65

Options Exercisable at June 30, 2011	12,767	$14.65

Note 11.   Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, management has evaluated subsequent events through the date that the financial statements were issued and has determined that no events other than those described in Note 3 “Non-Accrual Loans” occurred that require disclosure.  No subsequent events occurring after this date have been evaluated for inclusion in these financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to Hibernia Bancorp, Inc. (the “Company” or “Hibernia”) and Hibernia Bank (the “Bank”) that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in portions of this document the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Bank or their management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company and/or the Bank with respect to forward-looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

General

The Company was formed by the Bank in June 2008, in connection with the Bank’s conversion to a Louisiana chartered stock form savings bank (the “Conversion”) completed on January 27, 2009. The Company’s results of operations are primarily dependent on the results of the Bank, which became a wholly-owned subsidiary upon completion of the Conversion.  The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other operating expenses.  The Bank’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations

Critical Accounting Policies

In reviewing and understanding financial information for Hibernia Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.  These policies are described in Note 1 of the notes to our consolidated financial statements. The accounting and financial reporting policies of Hibernia Bancorp, Inc. conform to U.S. generally accepted accounting principles and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Hibernia Bancorp's consolidated total assets increased $2.6 million, or 3.4%, to $79.9 million at June 30, 2011 compared to $77.3 million at December 31, 2010.  The increase was primarily the result of an increase of $4.8 million in net loans receivable, partially offset by a decrease of $1.7 million in investment securities available-for-sale.  The additional loan volume was primarily funded by a $2.6 million increase in deposits and a decrease of $1.7 million in investment securities available-for-sale.   Our gross loans receivable increased by $4.8 million, or 7.7%, to $67.1 million at June 30, 2011, compared to $62.3 million at December 31, 2010 reflecting a $1.3 million increase in residential construction and land loans, a $2.1 million increase in one-to-four family residential mortgage loans and a $1.6 million increase in commercial loans secured by real estate.  These increases were partially offset by decreases of $97,000 in commercial and industrial loans and $80,000 in home equity lines of credit.  During the first six months of 2011 our total loan originations amounted to approximately $12.8 million and loan principal repayments were approximately $8.0 million.  Our total investment securities amounted to $2.6 million at June 30, 2011, compared to $4.2 million at December 31, 2010, a decrease of $1.7 million, or 39.4%. The decrease in investment securities was due to maturities and redemptions of securities available-for-sale received during the period.

Hibernia's deposits increased $2.6 million, or 4.8%, to $57.2 million at June 30, 2011, compared to $54.6 million at December 31, 2010.  The increase reflects a $3.9 million increase in money market accounts offset by decreases of $917,000 in certificates of deposit and $305,000 in savings, interest bearing checking accounts and demand deposits.  The Bank had no Federal Home Loan Bank advances at June 30, 2011 or December 31, 2010, as we continued our strategy in recent periods of managing interest rate risk by not utilizing higher cost borrowings.  Our stockholders' equity remained unchanged at $22.0 million as of June 30, 2011 and December 31, 2010.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2011 and 2010.

For the three months ended June 30, 2011, Hibernia Bancorp had net income of $2,000 compared to a net loss of $26,000 for the three months ended June 30, 2010.  Our results for the quarterly period reflect an increase in our net interest income for the quarter ended June 30, 2011 compared to the 2010 quarter.  Our net interest income increased $63,000 from $667,000 for the three months ended June 30, 2010, to $730,000 for the three months ended June 30, 2011.  The increase in income was partially offset by a higher provision for loan losses which was $23,000 for the three months ended June 30, 2011, compared to $10,000 for the three months ended June 30, 2010.  Our net interest margin decreased by 25 basis points to 4.10% for the three months ended June 30, 2011 compared to 4.35% for the three months ended June 30, 2010 while our average interest rate spread declined to 3.75% for the three months ended June 30, 2011, compared to 3.92% for the three months ended June 30, 2010.  During the three months ended June 30, 2011, the average rate paid on certificates of deposit decreased 12 basis points from 1.74% for the three months ended June 30, 2010, to 1.62% for the three months ended June 30, 2011.

For the six months ended June 30, 2011, our net income was $21,000 compared to a net loss of $39,000 for first six months of 2010.  Our results in the 2011 period reflect in part an increase in our net interest income for the six months ended June 30, 2011.  In addition, our non-interest expenses increased $58,000, or 4.2%, over the prior six month period.  For the first six months of 2011, our net interest margin and average interest rate spread were 4.16% and 3.76%, respectively, compared to 4.24% and 3.78%, respectively for the six months ended June 30, 2010.  During the first six months of 2011, the average rate paid on certificates of deposit decreased 17 basis points from 1.82% for the six months ended June 30, 2010, to 1.65% for the six months ended June 30, 2011. Lower rates on certificates of deposit during the six months ended June 30, 2011 reflect general interest rate declines during the period.

Interest Income.  Hibernia's total interest income was $899,000 for the three months ended June 30, 2011, compared to $820,000 for the three months ended June 30, 2010, an increase of $79,000, or 9.6%. The increase in interest income in the three months ended June 30, 2011, compared to the three months ended June 30, 2010, was due primarily to an increase in the average balance of loans and a decrease in lower yielding investment securities as a percentage of earning assets.  The average yield on our interest-earning assets was 5.04% for the three months ended June 30, 2011, compared to 5.33% for the comparable period in 2010.  Average interest-earning assets were $71.4 million for the three months ended June 30, 2011, compared to $61.5 million for the comparable period in 2010.

For the six months ended June 30, 2011, total interest income was $1.8 million, compared to $1.6 million for the six months ended June 30, 2010, a $237,000, or 15.2% increase.  The increase in interest income for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, was due primarily to an increase in loans and a decrease in lower yielding investment securities as a percentage of earning assets.  The average yield on our interest-earning assets was 5.08% for the six months ended June 30, 2011, compared to 5.18% for the comparable period in 2010.  Average interest-earning assets were $70.5 million for the six months ended June 30, 2011, compared to $60.1 million for the comparable period in 2010.

Interest Expense.  Hibernia's total interest expense was $169,000 for the three months ended June 30, 2011, compared to $153,000 for the three months ended June 30, 2010, an increase of $16,000, or 10.5%.  The increase in interest expense for the three months ended June 30, 2011 was primarily due to an increase in the average balance of interest-bearing deposits partially offset by a reduction in the average rate paid on certificates of deposit. Our average rate paid on interest-bearing liabilities was 1.29% for the three months ended June 30, 2011, compared to 1.41% for the three months ended June 30, 2010.

Our total interest expense was $339,000 for the six months ended June 30, 2011, compared to $294,000 for the six months ended June 30, 2010, an increase of $45,000, or 15.3%.  The increase in interest expense for the six months ended June 30, 2011 was primarily due to an increase in the average balance of interest-bearing deposits partially offset by lower average rates of interest paid on our certificates of deposit in the 2011 period.  For the six months ended June 30, 2011, our average rate paid on interest-bearing liabilities was 1.32%, compared to 1.40% for the six months ended June 30, 2010.

Non-Interest Income.  Hibernia's non-interest income consists of rental income, net of related expenses, fees and service charges, and realized gains and losses on investments.

Hibernia's total non-interest income amounted to $24,000 for the three months ended June 30, 2011, compared to $31,000 for the three months ended June 30, 2010, a $7,000, or 22.6%, decrease.  For the six months ended June 30, 2011, our non-interest income was $65,000, compared to $69,000 for the six months ended June 30, 2010, a $4,000, or 5.8%, decrease.  The decrease for the three and six month periods was primarily due to lower rental income as a parking lot was reconfigured, which reduced income and maintenance costs to a lesser extent.  This reduction of income was partially offset by an increase in other income during both the 2011 and 2010 periods.

Non-Interest Expense.  Hibernia's total non-interest expense was $718,000, for both the three months ended June 30, 2011 and June 30, 2010.  Increases of $28,000 in salaries and employee benefits and $9,000 in other operating expense were offset by a $37,000 decrease in professional fees for the three months ended June 30, 2011 compared to the prior year period.

For the six months ended June 30, 2011, compared to the six months ended June 30, 2010, our non-interest expense increased by $58,000, or 4.2%.  The non-interest expense for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, reflected higher salary and employee benefit expense related to stock benefit plans, offset by a decrease in professional fees.

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

	Three Months Ended June 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance(3)	Interest(3)	Rate	Balance(3)	Interest(3)	Rate
Interest-earning assets:			(Dollars in Thousands)
Loans receivable(1)	$64,275	$869	5.41%	$54,000	$760	5.63%
Investment securities	2,805	27	3.85	6,113	59	3.81
Other interest-earning assets	4,335	3	0.28	1,401	1	0.26
Total interest-earning assets	71,415	899	5.04%	61,514	820	5.33%
Non-interest-earning assets	6,989			7,604
Total assets	$78,404			$69,118
Interest-bearing liabilities:
Savings, NOW and money market accounts	18,629	32	0.69%	17,119	37	0.87%
Certificates of deposit	33,819	137	1.62	26,500	116	1.74
Total interest-bearing deposits	52,448	169	1.29%	43,619	153	1.41%
FHLB advances and Federal Funds Purchased	--	--	--	789	--	--
Total interest-bearing liabilities	52,448	169	1.29%	44,408	153	1.41%
Non-interest-bearing liabilities	3,876			2,173
Total liabilities	56,324			46,581
Equity	22,080			22,537
Total liabilities and equity	$78,404			$69,118
Net interest-earning assets	$18,967			$17,106
Net interest income; average interest rate spread		$730	3.75%		$667	3.92%
Net interest margin(2)			4.10%			4.35%
Average interest-earning assets to average interest-bearing liabilities			136.16%			138.52%
_________________________
(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)   Equals net interest income divided by average interest-earning assets.
(3)	Amounts that do not round to $1,000 are reflected as none.

Six Months Ended June 30,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance(3)	Interest(3)	Rate	Balance(3)	Interest(3)	Rate
Interest-earning assets:			(Dollars in Thousands)
Loans receivable(1)	$63,292	$1,723	5.44%	$50,304	$1,425	5.66%
Investment securities	3,359	64	3.81	6,589	127	3.85
Other interest-earning assets	3,840	5	0.26	3,169	3	0.21
Total interest-earning assets	70,491	1,792	5.08%	60,062	1,555	5.18%
Non-interest-earning assets	6,857			7,532
Total assets	$77,348			$67,594
Interest-bearing liabilities:
Savings, NOW and money market accounts	17,739	61	0.69%	16,928	64	0.77%
Certificates of deposit	33,913	278	1.65	25,364	230	1.82
Total interest-bearing deposits	51,652	339	1.32	42,292	294	1.40
FHLB advances	--	--	--	397	--	--
Total interest-bearing liabilities	51,652	339	1.32%	42,689	294	1.40%
Non-interest-bearing liabilities	3,628			2,033
Total liabilities	55,280			44,722
Retained earnings	22,068			22,872
Total liabilities and retained earnings	$77,348			$67,594
Net interest-earning assets	$18,839			$17,373
Net interest income; average interest rate spread		$1,453	3.76%		$1,261	3.78%
Net interest margin(2)			4.16%			4.24%
Average interest-earning assets to average interest-bearing liabilities			136.47%			140.70%
___________________
(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.
(3)	Amounts that do not round to $1,000 are reflected as none.

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

Hibernia's non-performing assets, defined as non-accrual loans, accruing loans past due 90 days or more and other real estate owned, totaled $950,000, or 1.2%, of total assets at June 30, 2011, compared to $1.1 million, or 1.5%, of total assets at December 31, 2010.  The non-performing assets totaling $950,000 at June 30, 2011, consist of four loans secured by first mortgages on one-to-four family residential real estate and a one-to-four family residential property acquired through foreclosure.  The net decrease in non-performing assets for the six months ended June 30, 2011 was due to the return to accruing status of one performing troubled debt restructured loan.   Management believes that it has established sufficient allowances to cover any losses that may be incurred on these non-performing assets.

During July, 2011, the Company received a payment in the amount of $596,000 on one of its non-performing loans.  The amount received was sufficient to retire the loan’s $557,000 principal balance, reimburse the Company for its collection expenses and pay a portion of the contractual interest due.  This payoff reduces the Company’s non-performing assets to $393,000 as of July 31, 2011.

The Company reported net charge-offs of $26,000 for the three and six months ended June 30, 2011, compared to no net charge-offs for the three and six months ended June 30, 2010. The increase was attributable to a $26,000 residential loan charge-off during the second quarter of 2011. The Company's loan loss provision for the second quarter of 2011 was $23,000, compared to $10,000 for the second quarter of 2010.  For the six months ended June 30, 2011, the Company’s loan loss provision was $38,000, compared to $10,000 for the six months ended June 30, 2010.  The increases in the provision for the three and six months ended June 30, 2011 were primarily due to the higher volume of loans outstanding.

To the best of management's knowledge, the allowance for loan losses is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Liquidity and Capital Resources

Hibernia maintains levels of liquid assets deemed adequate by management.  Hibernia adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Hibernia also adjusts liquidity as appropriate to meet asset and liability management objectives.

Hibernia's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, rental income and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Hibernia sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Hibernia Bancorp's cash and cash equivalents amounted to $3.8 million at June 30, 2011.

A significant portion of the Hibernia’s liquidity consists of non-interest earning deposits.  Primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At June 30, 2011, Hibernia did not have any advances from the Federal Home Loan Bank of Dallas and had $3.2 million in borrowing capacity.  At June 30, 2011, the Bank was also a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Bank federal funds in an amount not to exceed $5.7 million.  As of June 30, 2011, Hibernia Bank had no federal funds purchased from First National Banker's Bank.  As of June 30, 2011, the Bank participated in the Certificate of Deposit Account Registry Service (“CDARS”) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members.  The Bank may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed 10% of the Bank’s total assets, calculated based on its last quarterly call report. As of June 30, 2011, the Bank’s limit for One-Way Buy deposits was $7.7 million based on total assets on its March 31, 2011 call report.  As of June 30, 2011, the Bank held no reciprocal deposits and had $3.0 million in One-Way Buy deposits from the CDARS program.  Such deposits are generally considered a form of brokered deposits.  Subsequent to June 30, 2011, the Bank’s limit for One-Way Buy deposits was increased to 15% of the Bank’s total assets.  This change increased the Bank’s limit for One-Way Buy deposits to approximately $12.0 million based on total assets on its June 30, 2011 call report.

At June 30, 2011, the Bank had outstanding loan commitments of $9.8 million to originate loans.  At June 30, 2011, certificates of deposit scheduled to mature in less than one year totaled $21.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  The Bank intends to utilize its liquidity to fund its lending activities.

Contractual Cash Obligations.  The following table summarizes our contractual cash obligations at June 30, 2011.

		Payments Due By Period
	Total at June 30, 2011	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Certificates of deposit	$33,360	$21,699	$6,898	$4,763	$-
Total contractual obligations	$33,360	$21,699	$6,898	$4,763	$-

Hibernia Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At June 30, 2011, Hibernia Bank exceeded each of its capital requirements with ratios of 23.87%, 34.24% and 34.99%, respectively.

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

Commitments.  The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2011.

	Total Amounts	Amount of Committment Expiration - Per Period
	Committed at	To	1-3	4-5	After 5
	June 30, 2011	1 Year	Years	Years	Years
		(In thousands)
Lines of credit	$1,690	$1,690	$--	$--	$--
Undisbursed portion of loans in process	5,743	5,743	--	--	--
Commitments to originate loans	9,783	9,783	--	--	--
Total commitments	$17,216	$17,216	$--	$--	$--

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein regarding Hibernia Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Hibernia’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4 – Controls and Procedures.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The following presents the Company’s repurchase activity during the three month period ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2011 – April 30, 2011	--	$--	--	27,883
May 1, 2011 – May 31, 2011	--	--	--	27,883
June 1, 2011 – June 30, 2011	--	--	--	27,883
Total	--	$--	--	27,883

Notes to this table:

(a)
On May 27, 2010, the Company announced by press release its second stock repurchase program to repurchase 52,883 shares, or 5% of its outstanding common stock. The program does not have an expiration date.

The following table presents the purchasing activity of the Recognition and Retention Plan Trust during the three month period ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2011 – April 30, 2011	--	$--	--	24,533
May 1, 2011 – May 31, 2011	--	--	--	24,533
June 1, 2011 – June 30, 2011	--	--	--	24,533
Total	--	$--	--	24,533

Notes to this table:

(a)
The Company's 2009 Recognition and Retention Plan was authorized to purchase up to a maximum of 44,533 shares of common stock, or 4.0% of the common stock sold in the initial public offering completed on January 27, 2009, as disclosed in the Company's prospectus dated November 12, 2008, and announced by press release on July 31, 2009.

Item 3 – Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 – (Removed and Reserved).

Item 5 – Other Information.

There are no matters required to be reported under this item.

Item 6 – Exhibits.

List of exhibits: (filed herewith unless otherwise noted)

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

The following Exhibits are being furnished as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

_______________________
*
These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBERNIA BANCORP, INC.

Date: August 15, 2011	By:	/s/A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/Donna T. Guerra
Donna T. Guerra
Assistant Secretary and Chief Financial Officer

                                                                                          46