Form 10-Q
period 2011-09-30
HIBERNIA BANCORP, INC.
filed 2011-11-14
CIK 1437425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
[ ] Yes [X] No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 10, 2011, 1,032,667 shares of the Registrant’s common stock were issued and outstanding.

Hibernia Bancorp, Inc.
Form 10-Q

Item 1 – Financial Statements (Unaudited).

Hibernia Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)
	At September 30,	At December 31,
	2011	2010(1)
	(In Thousands)
Assets
Cash, Non-Interest Bearing	$846	$481
Cash, Interest Bearing	1,661	4,112
Total Cash and Cash Equivalents	2,507	4,593

Certificates of Deposit	100	100
Securities Available-for-Sale	2,326	4,230
Loans Receivable, Net	73,489	61,953
Accrued Interest Receivable	257	227
Investment in FHLB Stock	171	171
Investment in FNBB Stock	210	210
Other Real Estate Owned, Net	176	--
Premises and Equipment, Net	5,167	4,988
Deferred Income Taxes	438	528
Prepaid Expenses and Other Assets	247	253

Total Assets	$85,088	$77,253

Liabilities and Equity

Liabilities
Deposits	$62,123	$54,607
Advance Payments by Borrowers for Taxes and Insurance	597	477
Accrued Interest Payable	16	3
Accounts Payable and Other Liabilities	252	213

Total Liabilities	62,988	55,300

Equity
Preferred Stock, $.01 par value – 1,000,000 Shares Authorized; None Issued	--	--
Common Stock, $.01 par value – 9,000,000 Shares Authorized; 1,113,334 Issued; 1,032,667 Shares Outstanding at September 30, 2011 and December 31, 2010	11	11
Additional Paid-In Capital	10,532	10,466
Treasury Stock at cost – 80,667 shares at September 30, 2011 and December 31, 2010	(1,152)	(1,152)
Unallocated Common Stock held by:
Employee Stock Ownership Plan (ESOP)	(793)	(819)
Recognition and Retention Plan (RRP)	(262)	(293)
Accumulated Other Comprehensive Income, Net of Tax Effects	52	80
Retained Earnings	13,712	13,660

Total Equity	22,100	21,953

Total Liabilities and Equity	$85,088	$77,253
___________________
(1)  Balances as of December 31, 2010 are derived from audited financial statements in Hibernia Bancorp, Inc.'s 2010 Annual Report on Form 10-K.

See notes to consolidated financial statements.

Hibernia Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
Interest Income
Loans Receivable
Mortgage Loans	$675	$573	$1,923	$1,664
Commercial Loans	297	214	766	543
Consumer and Other Loans	3	4	9	8
Federal Funds Sold	--	--	--	3
Mortgage-Backed Securities	24	51	86	171
Investment Securities	--	3	2	10
Other Investments and Deposits	6	3	11	4
Total Interest Income	1,005	848	2,797	2,403

Interest Expense
Deposits	172	173	510	467
Total Interest Expense	172	173	510	467

Net Interest Income	833	675	2,287	1,936

Provision for Loan Losses	29	28	67	38

Net Interest Income After
Provision for Loan Losses	804	647	2,220	1,898

Non-Interest Income
Rental Income, Net of Related Expenses	24	25	67	82
Other Income	8	6	30	18
Total Non-Interest Income	32	31	97	100

Non-Interest Expenses
Salaries and Employee Benefits	336	322	993	904
Occupancy Expenses	112	137	321	331
Data Processing	88	78	238	240
Advertising and Promotional Expenses	(10)	21	44	78
Professional Fees	54	62	162	210
Insurance Expense	11	1	29	24
Supplies and Stationery	17	22	45	57
Telephone and Postage	19	14	56	42
Supervision, Exams and Assessments	20	17	66	53
Directors’ Fees	12	11	38	38
Franchise and Shares Taxes	16	3	50	27
Other Operating Expenses	56	23	119	78
Total Non-Interest Expenses	731	711	2,161	2,082

Income (Loss) Before Income Taxes	105	(33)	156	(84)

Income Tax Expense (Benefit)	74	--	104	(12)

Net Income (Loss)	$31	$(33)	$52	$(72)

Income (Loss) Per Common Share
Basic	$0.03	$(0.03)	$0.05	$(0.07)
Diluted	$0.03	$(0.03)	$0.05	$(0.07)

See notes to consolidated financial statements.

Hibernia Bancorp, Inc.

Consolidated Statements of Changes in Equity (Unaudited)
Nine Months Ended September 30, 2011 and 2010

	Common Stock	Additional Paid-In Capital	Treasury Stock		Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In Thousands)

BALANCE – January 1, 2010	$11	$10,365	$	---	$(855)	$	---	$133	$13,742	$23,396

Net Loss	---	---		---	---		---	---	(72)	(72)

Other Comprehensive Loss, net of Applicable Taxes	---	---		---	---		---	(21)	--	(21)

Stock Purchased for RRP	---	---		---	---		(293)	---	---	(293)

Purchase of Treasury Stock	---	---		(788)	---		---	---	---	(788)

ESOP Stock Released for Allocation	---	12		---	27		---	---	---	39

RRP Stock Earned	---	13		---	---		---	---	---	13

Stock-Based Compensation Cost	---	41		---	---		---	---	---	41

BALANCE – September 30, 2010	$11	$10,431		$(788)	$(828)		$(293)	$112	$13,670	$22,315

BALANCE – January 1, 2011	$11	$10,466		$(1,152)	$(819)		$(293)	$80	$13,660	$21,953

Net Income	---	---		---	---		---	---	52	52

Other Comprehensive Loss, net of Applicable Taxes	---	---		---	---		---	(28)	---	(28)

Issuance of RRP Stock	---	4		---	---		31	---	---	35

ESOP Stock Released for Allocation	---	17		---	26		---	---	---	43

RRP Stock Earned	---	(22)		---	---		---	---	---	(22)

Stock-Based Compensation Cost	---	67		---	---		---	---	---	67

BALANCE – September 30, 2011	$11	$10,532		$(1,152)	$(793)		$(262)	$52	$13,712	$22,100

See notes to consolidated financial statements.

Hibernia Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities	(In Thousands)
Net Income (Loss)	$52	$(72)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Provision for Loan Losses	67	38
Deferred Income Taxes	104	(12)
Depreciation and Amortization	216	215
Net Discount Accretion	(4)	(6)
Loss on Disposal of Premises and Equipment	33	--
Non-Cash Compensation	136	93
(Increase) Decrease in:
Accrued Interest Receivable	(30)	(53)
Prepaid Expenses and Other Assets	6	(21)
Increase (Decrease) in:
Accrued Interest Payable	13	10
Accounts Payable and Other Liabilities	26	125
Net Cash Provided by Operating Activities	619	317
Cash Flows from Investing Activities
Net Increase in Loans Receivable	(11,779)	(12,541)
Maturities, Redemptions and Sales of Certificates of Deposit	--	475
Maturities, Redemptions and Sales of Securities Available-for-Sale	1,866	3,065
Purchases of Certificates of Deposit	--	(100)
Purchases of Premises and Equipment	(428)	(120)
Net Cash Used in Investing Activities	(10,341)	(9,221)
Cash Flows from Financing Activities
Net Increase in Deposits	7,516	6,469
Net Increase in Advance Payments by Borrowers for Taxes and Insurance	120	33
Purchase of Stock for RRP	--	(293)
Purchase of Treasury Stock	--	(788)
Net Cash Provided by Financing Activities	7,636	5,421

Net Decrease in Cash and Cash Equivalents	(2,086)	(3,483)

Cash and Cash Equivalents – Beginning of Period	4,593	6,233

Cash and Cash Equivalents – End of Period	$2,507	$2,750

Supplementary Schedule of Cash Flow Information
Cash Paid for Interest on Deposits and Borrowings	$497	$457
Cash Paid for Income Taxes	$--	$--
Market Value Adjustment for Loss on Securities Available-for-Sale	$(42)	$(32)

Noncash Investing Activities
Loans Transferred to Other Real Estate Owned, Net	$176	$--

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

Hibernia Bank is a Louisiana-chartered and FDIC-insured savings bank that provides a variety of financial services to individual and commercial customers through its three branches in New Orleans and Metairie, Louisiana. The Bank’s primary deposit products are checking accounts, money market accounts and interest-bearing savings and certificates of deposit. Its primary lending products are residential mortgage loans, commercial loans secured by real estate, commercial and industrial loans, and residential and commercial real estate construction loans. The Bank primarily provides services to customers in the New Orleans, Metairie and surrounding areas.

The Bank’s operations are subject to customary business risks associated with activities of a financial institution.  Some of those risks include competition from other institutions and changes in economic conditions, interest rates and regulatory requirements.

The accompanying consolidated unaudited financial statements were prepared in accordance with the instructions to Form 10-Q, and, therefore, do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011, or any other period.  These financial statements should be read in conjunction with the audited financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2010, included in the Company's Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (File No. 000-53555).

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

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1.         Nature of Operations and Summary of Significant Accounting Policies (Continued)

Use of Estimates (Continued)

A majority of the Company's loan portfolio consists of single-family residential loans in the metropolitan New Orleans area.  In recent periods, we began offering commercial real estate loans on both owner-occupied and non-owner occupied properties.  It is our policy to lend in a first lien position on such properties.  During 2010, the Company also began making commercial and industrial loans and increased its efforts to originate residential and commercial real estate construction loans. Residential mortgage loans and commercial loans are expected to be repaid from the cash flows of the customers. Some of the activities that the economy of this region is dependent upon include the petrochemical industry, the port of New Orleans, healthcare and tourism.  Significant declines in economic activities in these areas could affect the borrowers’ ability to repay loans and cause a decline in value of assets securing the loan portfolio.

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

Loans Modified in a Troubled Debt Restructuring

Our loan and lease portfolio also includes certain loans and leases that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who have experienced financial difficulties.  These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Certain TDRs are classified as non-performing at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When we modify loans and leases in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans.  If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

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

Investment in FHLB and FNBB Stock

The Company maintains investments in membership stocks of the Federal Home Loan Bank (FHLB) and the First National Bankers Bank (FNBB).  The carrying amounts of these investments are stated at cost. The Bank is required by law to have an investment in stock of the FHLB.  As of September 30, 2011 the membership investment requirement was 0.05% of the member’s total assets, down from 0.06% as of December 31, 2010, and the activity-based requirement was 4.1% of advances and applicable Mortgage Partnership Finance assets as of September 30, 2011 and December 31, 2010.

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

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
	(In Thousands)

Net Income (Loss)	$ 52	$ (72)
Other Comprehensive Loss, Net of Tax
Unrealized Loss on Securities Available-for-Sale	(28)	(21)
Total Other Comprehensive Loss	(28)	(21)
Total Comprehensive Income (Loss)	$ 24	$ (93)

Statements of Cash Flows

The consolidated statements of cash flows were prepared in accordance with the provisions of FASB ASC Topic No. 230 “Statement of Cash Flows” (formerly SFAS No. 104, Statement of Cash Flows - Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions).  This Topic permits certain financial institutions to report, in a statement of cash flows, net receipts and payments for deposits placed, time deposits accepted and repaid, and loans made and collected.  Additionally, in accordance with U.S. generally accepted accounting principles, interest credited directly to deposit accounts has been accounted for as operating cash payments.

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

In April 2011, the FASB issued ASU 2011-02, which amends the guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). In evaluating whether a restructuring constitutes a TDR both for purposes of recording an impairment loss and for disclosure purposes, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption. However, an entity should apply prospectively changes in the method used to calculate impairment. At the same time a public entity adopts ASU 2011-02, it is required to disclose the activity based information that was previously deferred by ASU No. 2011-01. The Company adopted the provisions of this ASU in preparing the consolidated financial statements as of and for the interim period ended September 30, 2011.  The adoption of this ASU did not have a material impact on Company’s consolidated financial statements.

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

Advertising and Promotional Expenses

The Company follows the policy of charging the costs of advertising and promotions to expense as incurred.  For advertising and promotional expenses during the three months ended September 30, 2011 and 2010, the Company recorded a net credit of $10,000 and net expense of $21,000, respectively.  For advertising and promotional expenses during the nine months ended September 30, 2011 and 2010, the Company recorded expenses of $44,000 and $78,000, respectively.  Advertising and promotional expenses are included in non-interest expense.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2.      Investment Securities

A summary of investment securities classified as available-for-sale is presented below.

Available-for-Sale

The amortized cost and estimated fair values of available-for-sale securities at September 30, 2011 and December 31, 2010, are summarized as follows:

	September 30, 2011 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
U.S. Government Agencies	$--	$--	$--	$--
Mortgage-Backed Securities	2,247	79	--	2,326
Available-for-Sale Securities	$2,247	$79	$--	$2,326

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
U.S. Government Agencies	$500	$2	$--	$502
Mortgage-Backed Securities	3,609	119	--	3,728
Available-for-Sale Securities	$4,109	$121	$--	$4,230

The Company had no securities classified as trading or held-to-maturity at September 30, 2011 and December 31, 2010.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2.      Investment Securities (Continued)

Available-for-Sale (Continued)

The amortized cost and estimated fair values of available-for-sale securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011 (Unaudited)
	Amortized Cost	Fair Value
	(In Thousands)
Due in One Year or Less	$903	$912
Due After One Year Through Five Years	739	764
Due After Five Years Through Ten Years	513	551
Due After Ten Years Through Twenty Years	38	39
Due After Twenty Years	54	60
	$2,247	$2,326

Fair values for securities are determined from quoted prices or quoted market prices of similar securities of comparable risk and maturity where no quoted market price exists.  Management does not anticipate a requirement to sell any of the Company’s investment securities for liquidity or other operating purposes.

The proceeds from the sales, redemptions and maturities of securities available-for-sale for the nine months ended September 30, 2011 and 2010 were approximately $1.9 million and $3.1 million, respectively. There were no realized gains or losses in the nine month periods ending September 30, 2011 and September 30, 2010.

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

At September 30, 2011 and December 31, 2010, there were no unrealized losses in investment securities.   In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company has the ability to hold available-for-sale debt securities for the foreseeable future.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.        Loans Receivable

Loans receivable at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In Thousands)

One-to-Four Family Residential	$44,886	$41,421
Multi-Family Residential	164	173
Second Mortgage Residential	164	174
Residential Construction and Land Loans	6,700	3,375
Commercial Loans Secured by Real Estate	19,354	14,317
Commercial and Industrial Loans	2,231	2,375
Home Equity Lines of Credit	344	426
Loans Secured by Deposits	--	24
	73,843	62,285

Deferred Loan Costs, Net of Fees	71	62
Less: Allowance for Loan Losses	(425)	(394)
Total	$73,489	$61,953

The following presents by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans and leases as of September 30, 2011 (unaudited) and December 31, 2010.

	As of September 30, 2011
	Commercial and Industrial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:	(In Thousands)
Ending balance: individually evaluated for impairment	$-	$-	$-	$30	$30
Ending balance: collectively evaluated for impairment	12	97	-	286	395
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-
Total	$12	$97	$-	$316	$425

Financing receivables:
Ending Balance	$2,231	$19,354	$344	$51,914	$73,843
Ending balance: individually evaluated for impairment	$-	$-	$-	$795	$795
Ending balance: collectively evaluated for impairment	$2,231	$19,354	$344	$51,119	$73,048
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-

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

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.        Loans Receivable (Continued)

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 (unaudited):

	Commercial and Industrial	Commercial Real Estate	Consumer	Residential	Total
Three Months Ended September 30, 2011	(In Thousands)
Allowance for loan losses:
Beginning Balance	$12	$79	$-	$315	$406
Charge-offs	-	-	-	(10)	(10)
Recoveries	-	-	-	-	-
Provisions	-	18	-	11	29
Ending Balance	$12	$97	$-	$316	$425

Nine Months Ended September 30, 2011
Allowance for loan losses:
Beginning Balance	$12	$72	$-	$310	$394
Charge-offs	-	-	-	(36)	(36)
Recoveries	-	-	-	-	-
Provisions	-	25	-	42	67
Ending Balance	$12	$97	$-	$316	$425

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 was as follows:

Three Months Ended September 30, 2010
Allowance for loan losses:
Beginning Balance	$340
Charge-offs	-
Recoveries	-
Provisions	28
Ending Balance	$368

Nine Months Ended September 30, 2010
Allowance for loan losses:
Beginning Balance	$330
Charge-offs	-
Recoveries	-
Provisions	38
Ending Balance	$368

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

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.        Loans Receivable (Continued)

Credit Quality Indicators (Continued)

The following presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of September 30, 2011 (unaudited) and December 31, 2010.

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Credit Quality Indicator

			Commercial Real Estate		Commercial Real Estate
	Commercial and Industrial		Construction		Other
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
(In Thousands)
Pass - Level 1	$2,231	$2,375	$3,458	$1,229	$15,540	$12,709
Pass - Level 2	-	-	-	-	356	379
Pass - Level 3	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Total	$2,231	$2,375	$3,458	$1,229	$15,896	$13,088

Residential Credit Exposure
Credit Risk Profile by Internally Assigned Credit Quality Indicator

	Residential - Prime
	September 30, 2011	December 31, 2010
Grade:	(In Thousands)
Pass - Level 1	$45,122	$37,129
Pass - Level 2	4,812	5,536
Pass - Level 3	410	175
Special Mention	777	660
Substandard	586	1,643
Doubtful	207	-
Total	$51,914	$45,143

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer - Other
	September 30, 2011	December 31, 2010
	(In Thousands)
Performing	$344	$450
Nonperforming	-	-
Total	$344	$450

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.        Loans Receivable (Continued)

Impaired Loans

The following presents by class, information related to impaired loans as of September 30, 2011 (unaudited) and December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2011	(In Thousands)
With no related allowance recorded:
Commercial and industrial	$-	$-	$-
Commercial real estate	-	-	-
Residential - prime	588	588	-
With an allowance recorded:
Commercial and industrial	-	-	-
Commercial real estate	-	-	-
Residential - prime	207	225	30
Total:
Commercial and industrial	$-	$-	$-
Commercial real estate	$-	$-	$-
Residential - prime	$795	$813	$30

December 31, 2010
With no related allowance recorded:
Commercial and industrial	$-	$-	$-
Commercial real estate	-	-	-
Residential - prime	261	262	-
With an allowance recorded:
Commercial and industrial	-	-	-
Commercial real estate	-	-	-
Residential - prime	782	786	62
Total:
Commercial and industrial	$-	$-	$-
Commercial real estate	$-	$-	$-
Residential - prime	$1,043	$1,048	$62

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.        Loans Receivable (Continued)

Impaired Loans (Continued)

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2011 (unaudited):

	Average Recorded Investment	Interest Income Recognized
(In Thousands)
Three months ended September 30, 2011
With no related allowance recorded:
Commercial and industrial	$-	$-
Commercial real estate	-	-
Residential - prime	887	25
With an allowance recorded:
Commercial and industrial	-	-
Commercial real estate	-	-
Residential - prime	209	-
Total:
Commercial and industrial	$-	$-
Commercial real estate	$-	$-
Residential - prime	$1,096	$25

Nine months ended September 30, 2011
With no related allowance recorded:
Commercial and industrial	$-	$-
Commercial real estate	-	-
Residential - prime	1,190	42
With an allowance recorded:
Commercial and industrial	-	-
Commercial real estate	-	-
Residential - prime	215	-
Total:
Commercial and industrial	$-	$-
Commercial real estate	$-	$-
Residential - prime	$1,405	$42

The Company is not committed to lend additional funds to debtors whose loans have been modified.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.        Loans Receivable (Continued)

Troubled Debt Restructurings

There were no loans modified in a TDR during the three or nine months ended September 30, 2011.  The Company had no loans modified in a TDR which had payment defaults during the three and nine months ended September 30, 2011.  Default occurs when a loan or lease is 90 days or more past due.

As of September 30, 2011, the Company had two TDRs, both of which are included in impaired loans and were modified before December 31, 2010.  The outstanding balance of the two TDRs as of September 30, 2011 was $150,000.  TDR loans were individually evaluated and any valuation allowance is recorded in the allowance for loan losses on the balance sheet.  As of September 30, 2011, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings.

Non-Accrual Loans

The following presents by class, the recorded investment in loans on non-accrual status as of September 30, 2011 (unaudited) and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In Thousands)
Commercial and Industrial	$-	$-
Commercial Real Estate	-	-
Consumer	-	-
Residential - prime	586	1,138
	$586	$1,138

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3.        Loans Receivable (Continued)

Aging Analysis of Past Due Loans

The following presents by class, an aging analysis and the recorded investment in loans as of September 30, 2011 (unaudited) and December 31, 2010, (in thousands):

September 30, 2011
(In Thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(Unaudited)
Commercial and Industrial	$-	$-	$-	$-	$2,231	$2,231	$-
Commercial real estate:
Commercial real estate - construction	-	-	-	-	3,458	3,458	-
Commercial real estate - other	-	-	-	-	15,896	15,896	-
Consumer:
Consumer - other	-	-	-	-	344	344	-
Residential:
Residential - prime	645	97	379	1,121	50,793	51,914	-
Total	$645	$97	$379	$1,121	$72,722	$73,843	$-

December 31, 2010
(In Thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial and Industrial	$-	$-	$-	$-	$2,375	$2,375	$-
Commercial real estate:
Commercial real estate - construction	-	-	-	-	1,229	1,229	-
Commercial real estate - other	-	-	-	-	13,088	13,088	-
Consumer:
Consumer - other	-	-	-	-	450	450	-
Residential:
Residential - prime	625	70	888	1,583	43,560	45,143	-
Total	$625	$70	$888	$1,583	$60,702	$62,285	$-

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

Earnings per common share was computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator:	(Unaudited)
Income (loss) applicable to common shares	$31	$(33)	$52	$(72)

Denominator:
Weighted average common shares outstanding	935	954	933	978
Effect of dilutive securities	31	--	32	--

Weighted average common shares outstanding—assuming dilution	966	954	965	978

Earnings (loss) per common share	$0.03	$(0.03)	$0.05	$(0.07)

Earnings (loss) per common share—assuming dilution	$0.03	$(0.03)	$0.05	$(0.07)

Due to the net loss attributable to common shareholders for the three and nine months ended September 30, 2010, no potentially dilutive shares were included in the loss per share calculation, as including such shares would have been anti-dilutive.  Anti-dilutive stock options of 63,833 with a weighted average exercise price of $14.65 per share for the three and nine month periods ended September 30, 2010 were excluded from diluted shares.  Share-based awards did not have an anti-dilutive effect on diluted earnings per share for the three and nine months ended September 30, 2011.

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

Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: Total and Tier I capital to risk-weighted assets (as defined in the regulations) and of Tier I capital to average assets (as defined).  Management believes, as of September 30, 2011, that the Bank meets all capital adequacy requirements to which they are subject.  The Bank was considered well capitalized according to its last regulatory examination.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5.        Regulatory Matters (Continued)

The Bank, at September 30, 2011 and December 31, 2010, exceeds all of the capital adequacy requirements to which it is subject as illustrated by the following:

	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Unaudited)
		(Dollars in Thousands)
September 30, 2011
Tier 1 Capital (to Average Assets)	$18,716	22.29%	$3,359	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,716	31.98%	$2,341	4.00%
Total Capital (to Risk-Weighted Assets)	$19,141	32.71%	$4,681	8.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
December 31, 2010
Tier 1 Capital (to Average Assets)	$18,518	25.61%	$2,892	4.00%
Tier 1 Capital (to Risk-Weighted Assets)	$18,518	35.97%	$2,059	4.00%
Total Capital (to Risk-Weighted Assets)	$18,912	36.73%	$4,119	8.00%

 The Company, as a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System, is not currently subject to regulatory capital requirements, although they are expected  to be adopted in the future.

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

The estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010, are as follows (reported in thousands):

	September 30, 2011
	(Unaudited)
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$2,507	$2,507
Investment Securities	2,326	2,326
Certificates of Deposit	100	100
Loans	73,914	73,828
Less: Allowance for Loan Losses	(425)
	$78,422	$78,761
Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$62,720	$62,036

Unrecognized Financial Instruments
Commitments to Extend Credit	$12,550	$12,550

	December 31, 2010
	Carrying	Fair
	Amount	Value
Financial Assets
Cash and Short-Term Investments	$4,593	$4,593
Investment Securities	4,230	4,230
Certificates of Deposit	100	100
Loans	62,347	60,778
Less: Allowance for Loan Losses	(394)
	$70,876	$69,701
Financial Liabilities
Deposits and Advance Payments by Borrowers for Taxes and Insurance	$55,084	$54,404

Unrecognized Financial Instruments
Commitments to Extend Credit	$6,562	$6,562

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

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7.       Fair Value Measurements (Continued)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011 (unaudited) and December 31, 2010:

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Investment Securities	$2,326	$-	$2,326	$-
Total	$2,326	$-	$2,326	$-

Liabilities	$-	$-	$-	$-
Total	$-	$-	$-	$-

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Investment Securities	$4,230	$-	$4,230	$-
Total	$4,230	$-	$4,230	$-

Liabilities	$-	$-	$-	$-
Total	$-	$-	$-	$-

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair value measurements at September 30, 2011 (unaudited)
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Impaired Loans
Residential real estate	$795	$--	$795	$--
Specific allowance	$(30)	$--	$(30)	$--
Total	$765	$--	$765	$--

Other real estate owned
Residential real estate	$176	$--	$176	$--
Total	$176	$--	$176	$--

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7.       Fair Value Measurements (Continued)

Other real estate owned had a carrying amount of $176,000, with no valuation allowance for the period ending September 30, 2011.

	Fair value measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In Thousands)
Assets
Impaired Loans
Residential real estate	$1,043	$--	$1,043	$--
Specific allowance	$(62)	$--	$(62)	$--
Total	$981	$--	$981	$--

Other real estate owned
Residential real estate	$--	$--	$--	$--
Total	$--	$--	$--	$--

The specific allowance for loan losses on impaired loans is recorded in the allowance for loan losses on the balance sheet.

Note 8.	Employee Stock Ownership Plan

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

The Company, at its discretion, may contribute to the ESOP, in the form of debt service.  Cash dividends on the Company’s stock shall be used to either repay the loan, be distributed to the participants in the ESOP, or retained in the ESOP and reinvested in Company stock.  Shares are released for allocation to ESOP participants based on principal and interest payments of the note.  Compensation expense is recognized based on the number of shares allocated to ESOP participants each period and the average market price of the stock for the current period.

ESOP compensation expense for the three months ended September 30, 2011 and September 30, 2010 was $14,000 and $13,000, respectively.  ESOP compensation expense for the nine months ended September 30, 2011 and 2010 amounted to $43,000 and $39,000, respectively.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9.	Recognition and Retention Plan

On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Recognition and Retention Plan (“RRP”).  The 2009 Recognition and Retention Plan will provide the Company’s directors and key employees with an equity interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions.  The Board of Directors of the Company may make grants under the 2009 Recognition and Retention Plan to eligible participants based on these factors.  Plan participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award.  If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards shall be forfeited.  As of September 30, 2011 and September 30, 2010, 11,133 shares have been awarded under the Plan.  During the nine months ended September 30, 2011, 2,226 shares vested and were released, leaving a balance of 8,907 awarded shares as of September 30, 2011.  Compensation expense is being recognized over the vesting period.  For the three months ended September 30, 2011 and 2010 the Company recognized $9,000 and $13,000, respectively, of compensation expense related to the Recognition and Retention Plan.  Compensation expense related to the Recognition and Retention Plan for the nine months ended September 30, 2011 and 2010 was $26,000 and $13,000, respectively.

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest, and make distributions from the Trust in accordance with provisions of the Plan and Trust.  The Trust will acquire 4%, or 44,533 shares, of the shares sold in the Company’s initial public offering, which are held in the Trust subject to the Plan’s vesting requirements.  At September 30, 2011, there were 24,533 shares remaining to be purchased for the RRP.  The Recognition and Retention Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan.

Note 10.	Stock Option Plan

On July 30, 2009, the shareholders of the Company approved the Company’s 2009 Stock Option Plan.  The 2009 Stock Option Plan will provide the Company’s directors and key employees with a proprietary interest in the Company as compensation for their contributions to the success of the Company, and as an incentive for future such contributions.  The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors.  Plan participants will vest in their options at a rate no more rapid than 20% per year over a five year period, beginning on the grant date of the option.  Vested options will have an exercise period of ten years commencing on the date of grant.  If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited.  The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of grant.  As of September 30, 2011 and September 30, 2010, 63,833 options have been granted to eligible employees.  For the three months ended September 30, 2011 and September 30, 2010, the Company recognized $22,000 and $26,000, respectively, of compensation expense related to stock options granted.  For the nine months ended September 30, 2011 and 2010, the Company recognized $67,000 and $41,000, respectively, of compensation expense related to stock options granted.

Hibernia Bancorp, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10.   Stock Option Plan (Continued)

Following is a summary of the status of the Option Plan during the nine months ended September 30, 2011 (unaudited):

	Number of Shares	Weighted-average Exercise Price

Outstanding at January 1, 2011	63,833	$14.65
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2011	63,833	$14.65

Options Exercisable at September 30, 2011	12,767	$14.65

Note 11.   Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, management has evaluated subsequent events through the date that the financial statements were issued and has determined that no events occurred that require disclosure.  No subsequent events occurring after this date have been evaluated for inclusion in these financial statements.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Hibernia Bancorp's consolidated total assets increased $7.8 million, or 10.1%, to $85.1 million at September 30, 2011 compared to $77.3 million at December 31, 2010.  The increase was primarily the result of an increase of $11.5 million in net loans receivable, partially offset by decreases of $1.9 million in investment securities available-for-sale and $2.1 million in cash and cash equivalents.  The additional loan volume was primarily funded by a $7.5 million increase in deposits and decreases of $1.9 million in investment securities available-for-sale and $2.1 million in cash and cash equivalents.   Our gross loans receivable increased by $11.6 million, or 18.6%, to $73.8 million at September 30, 2011, compared to $62.3 million at December 31, 2010 reflecting a $5.0 million increase in commercial loans secured by real estate, a $3.5 million increase in one-to-four family residential mortgage loans and a $3.3 million increase in residential construction and land loans.  During the first nine months of 2011 our total loan originations amounted to approximately $24.7 million and loan principal repayments were approximately $13.0 million.  Our total investment securities amounted to $2.3 million at September 30, 2011, compared to $4.2 million at December 31, 2010, a decrease of $1.9 million, or 45.0%. The decrease in investment securities was due to maturities and redemptions of securities available-for-sale received during the period.

Hibernia's deposits increased $7.5 million, or 13.8%, to $62.1 million at September 30, 2011, compared to $54.6 million at December 31, 2010.  The increase reflects increases of $4.7 million in money market accounts, $1.9 million in certificates of deposit and $937,000 in savings, interest bearing checking accounts and demand deposits.  The Bank had no Federal Home Loan Bank advances at September 30, 2011 or December 31, 2010.  Our stockholders' equity increased to $22.1 million at September 30, 2011 from $22.0 million December 31, 2010.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2011 and 2010.

For the three months ended September 30, 2011, Hibernia Bancorp had net income of $31,000 compared to a net loss of $33,000 for the three months ended September 30, 2010.  Our results for the quarterly period reflect an increase in our net interest income for the quarter ended September 30, 2011 compared to the 2010 quarter.  Our net interest income increased $158,000 from $675,000 for the three months ended September 30, 2010, to $833,000 for the three months ended September 30, 2011.  The increase was due to higher interest income as a result of increased loan volumes.  Interest expense remained approximately the same reflecting higher volumes of interest bearing deposits offset by lower average rates.  Our net interest margin increased by 11 basis points to 4.26% for the three months ended September 30, 2011 compared to 4.15% for the three months ended September 30, 2010 while our average interest rate spread increased to 4.00% for the three months ended September 30, 2011, compared to 3.81% for the three months ended September 30, 2010.  During the three months ended September 30, 2011, the average rate paid on certificates of deposit decreased 39 basis points from 1.86% for the three months ended September 30, 2010, to 1.47% for the three months ended September 30, 2011.

For the nine months ended September 30, 2011, our net income was $52,000 compared to a net loss of $72,000 for first nine months of 2010.  Our results in the 2011 period reflect in part an increase in our net interest income for the nine months ended September 30, 2011.  In addition, our non-interest expenses increased $79,000, or 3.8%, over the prior nine month period.  For the first nine months of 2011, our net interest margin and average interest rate spread were 4.19% and 3.84%, respectively, compared to 4.19% and 3.77%, respectively for the nine months ended September 30, 2010.  During the first nine months of 2011, the average rate paid on certificates of deposit decreased 29 basis points from 1.88% for the nine months ended September 30, 2010, to 1.59% for the nine months ended September 30, 2011. Lower rates on certificates of deposit during the nine months ended September 30, 2011 reflect general interest rate declines during the period.

Interest Income.  Hibernia's total interest income was $1.0 million for the three months ended September 30, 2011, compared to $848,000 for the three months ended September 30, 2010, an increase of $157,000, or 18.5%. The increase in interest income in the three months ended September 30, 2011, compared to the three months ended September 30, 2010, was due primarily to an increase in the average balance of loans and a decrease in lower yielding investment securities as a percentage of earning assets.  The average yield on our interest-earning assets was 5.18% for the three months ended September 30, 2011, compared to 5.26% for the comparable period in 2010.  Average interest-earning assets were $77.6 million for the three months ended September 30, 2011, compared to $64.5 million for the comparable period in 2010.

For the nine months ended September 30, 2011, total interest income was $2.8 million, compared to $2.4 million for the nine months ended September 30, 2010, a $394,000, or 16.4% increase.  The increase in interest income for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, was due primarily to an increase in loans and a decrease in lower yielding investment securities as a percentage of earning assets.  The average yield on our interest-earning assets was 5.11% for the nine months ended September 30, 2011, compared to 5.19% for the comparable period in 2010.  Average interest-earning assets were $73.0 million for the nine months ended September 30, 2011, compared to $61.7 million for the comparable period in 2010.

Interest Expense.  Hibernia's total interest expense was $172,000 for the three months ended September 30, 2011, compared to $173,000 for the three months ended September 30, 2010, a decrease of $1,000.  Interest expense remained approximately the same though there was an increase in interest bearing deposits which was offset by a reduction in the average rate paid on deposits. Our average rate paid on interest-bearing liabilities was 1.18% for the three months ended September 30, 2011, compared to 1.45% for the three months ended September 30, 2010.

Our total interest expense was $510,000 for the nine months ended September 30, 2011, compared to $467,000 for the nine months ended September 30, 2010, an increase of $43,000, or 9.2%.  The increase in interest expense for the nine months ended September 30, 2011 was primarily due to an increase in the average balance of interest-bearing deposits partially offset by lower average rates of interest paid on our certificates of deposit in the 2011 period.  For the nine months ended September 30, 2011, our average rate paid on interest-bearing liabilities was 1.27%, compared to 1.42% for the nine months ended September 30, 2010.

Non-Interest Income.  Hibernia's non-interest income consists of rental income net of related expenses, fees and service charges.

Hibernia's total non-interest income amounted to $32,000 for the three months ended September 30, 2011, compared to $31,000 for the three months ended September 30, 2010, a $1,000 increase.  For the nine months ended September 30, 2011, non-interest income was $97,000, compared to $100,000 for the nine months ended September 30, 2010, a $3,000, or 3.0%, decrease.  The change for the nine month period was primarily due to lower rental income as a parking lot was reconfigured, which reduced income and maintenance costs to a lesser extent.  This reduction of income was partially offset by an increase in other income during the nine months ended September 30, 2011, as compared to the 2010 period.

Non-Interest Expense.  Hibernia's total non-interest expense was $731,000 and $711,000, for the three months ended September 30, 2011 and September 30, 2010, respectively.  Increases of $33,000 in other operating expense and $14,000 in salaries and employee benefits were offset by decreases of $31,000 in advertising and promotional expenses and $25,000 in occupancy expense for the three months ended September 30, 2011 compared to the prior year period.  The increase in other operating expense was due primarily to a $27,000 loss on disposal of premises and equipment related to a roof replacement.

For the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, our non-interest expense increased by $79,000, or 3.8%.  The non-interest expense for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010,  reflected an $89,000 increase in salary and employee benefit expense primarily related to stock benefit plans and $33,000 of year-to-date losses on disposals of premises and equipment.  These increases were partially offset by decreases in professional fees, advertising and promotional expenses, and occupancy expense.

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

	Three Months Ended September 30,
		2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance(3)	Interest(3)	Rate	Balance(3)	Interest(3)	Rate
Interest-earning assets:			(Dollars in thousands)
Loans receivable(1)	$70,917	$975	5.50%	$56,649	$791	5.59%
Investment securities	2,437	24	3.98	5,549	54	3.89
Other interest-earning assets	4,238	6	0.53	2,295	3	0.52
Total interest-earning assets	77,592	1,005	5.18%	64,493	848	5.26%
Non-interest-earning assets	6,900			7,606
Total assets	$84,492			$72,099
Interest-bearing liabilities:
Savings, NOW and money market accounts	21,504	38	0.69%	16,712	29	0.69%
Certificates of deposit	36,266	134	1.47	30,680	144	1.86
Total interest-bearing deposits	57,770	172	1.18%	47,392	173	1.45%
FHLB advances and Federal Funds Purchased	22	--	0.10	--	--	--
Total interest-bearing liabilities	57,792	172	1.18%	47,392	173	1.45%
Non-interest-bearing liabilities	4,532			2,323
Total liabilities	62,324			49,715
Equity	22,168			22,384
Total liabilities and equity	$84,492			$72,099
Net interest-earning assets	$19,800			$17,101
Net interest income; average interest rate spread		$833	4.00%		$675	3.81%
Net interest margin(2)			4.26%			4.15%
Average interest-earning assets to average interest-bearing liabilities			134.26%			136.08%
____________________
(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.
(3)	Amounts that do not round to $1,000 are reflected as none.

	Nine Months Ended September 30,
		2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance(3)	Interest(3)	Rate	Balance(3)	Interest(3)	Rate
Interest-earning assets:			(Dollars in thousands)
Loans receivable(1)	$65,862	$2,698	5.46%	$52,465	$2,215	5.63%
Investment securities	3,048	88	3.88	6,239	181	3.87
Other interest-earning assets	4,087	11	0.34	3,013	7	0.31
Total interest-earning assets	72,997	2,797	5.11%	61,717	2,403	5.19%
Non-interest-earning assets	6,759			7,418
Total assets	$79,756			$69,135
Interest-bearing liabilities:
Savings, NOW and money market accounts	19,008	98	0.69%	16,832	86	0.68%
Certificates of deposit	34,706	412	1.59	27,156	381	1.88
Total interest-bearing deposits	53,714	510	1.27	43,988	467	1.42
FHLB advances	7	--	0.10	263	--	--
Total interest-bearing liabilities	53,721	510	1.27%	44,251	467	1.42%
Non-interest-bearing liabilities	3,933			2,131
Total liabilities	57,654			46,382
Retained earnings	22,102			22,753
Total liabilities and retained earnings	$79,756			$69,135
Net interest-earning assets	$19,276			$17,466
Net interest income; average interest rate spread		$2,287	3.84%		$1,936	3.77%
Net interest margin(2)			4.19%			4.19%
Average interest-earning assets to average interest-bearing liabilities			135.88%			139.47%
______________________
(1)	Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.
(3)	Amounts that do not round to $1,000 are reflected as none.

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

Hibernia's non-performing assets, defined as non-accrual loans, accruing loans past due 90 days or more and other real estate owned, totaled $762,000, or 1.0%, of total assets at September 30, 2011, compared to $1.1 million, or 1.5%, of total assets at December 31, 2010.  The non-performing assets totaling $762,000 at September 30, 2011, consist of three loans secured by first mortgages on one-to-four family residential real estate and two one-to-four family residential properties acquired through foreclosure.  The net decrease in non-performing assets for the nine months ended September 30, 2011 was primarily due to Company’s receipt of a payment in the amount of $596,000 on one of its non-performing loans.  The amount received was sufficient to retire the loan’s $557,000 principal balance, reimburse the Company for its collection expenses and pay a portion of the contractual interest due.  Additionally, one loan with as balance of $147,000 which was previously included in non-performing assets was returned to accruing status.   These decreases were partially offset by the addition on one loan with a balance of $379,000 to non-performing assets.  Management believes that it has established sufficient allowances to cover any losses that may be incurred on these non-performing assets.

The Company reported net charge-offs of $10,000 and $36,000 for the three and nine months ended September 30, 2011, respectively, compared to no net charge-offs for the three and nine months ended September 30, 2010. The increase was attributable to one residential loan which was subsequently foreclosed and is included in other real estate at September 30, 2011. The Company's loan loss provision for the third quarter of 2011 was $29,000, compared to $28,000 for the third quarter of 2010.  For the nine months ended September 30, 2011, the Company’s loan loss provision was $67,000, compared to $38,000 for the nine months ended September 30, 2010.  The increases in the provision for the three and nine months ended September 30, 2011, were primarily due to the higher volume of loans outstanding.

To the best of management's knowledge, the allowance for loan losses is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Liquidity and Capital Resources

Liquidity.  Hibernia maintains levels of liquid assets deemed adequate by management.  Hibernia adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Hibernia also adjusts liquidity as appropriate to meet asset and liability management objectives.

Hibernia's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, rental income and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Hibernia sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Hibernia's cash and cash equivalents amounted to $2.5 million at September 30, 2011.

A significant portion of the Hibernia’s liquidity consists of non-interest earning deposits.  Primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At September 30, 2011, Hibernia did not have any advances from the Federal Home Loan Bank of Dallas and had $3.2 million in borrowing capacity.  At September 30, 2011, the Bank was also a party to a Master Purchase Agreement with First National Banker’s Bank whereby First National Banker’s Bank may sell to Hibernia Bank federal funds in an amount not to exceed $5.7 million.  As of September 30, 2011, Hibernia Bank had no federal funds purchased from First National Banker's Bank.  As of September 30, 2011, the Bank participated in the Certificate of Deposit Account Registry Service (“CDARS”) of Promontory Interfinancial Network, which allows the Bank to provide FDIC deposit insurance in excess of account coverage limits by exchanging deposits (known as “reciprocal deposits”) with other CDARS members.  The Bank may also purchase deposits (known as “One-Way Buy” deposits) from other CDARS members in an amount not to exceed 15% of the Bank’s total assets, calculated based on its last quarterly call report. As of September 30, 2011, the Bank’s limit for One-Way Buy deposits was $12.0 million based on total assets on its June 30, 2011 call report.  As of September 30, 2011, the Bank held no reciprocal deposits and had $3.0 million in One-Way Buy deposits from the CDARS program.  Such deposits are generally considered a form of brokered deposits.  As of September 30, 2011, the Bank was party to an agreement with QwickRate, an internet-based certificate of deposit listing service, to utilize their program to raise institutional time deposits to supplement other liquidity sources of the Bank.  Regulators have established that QwickRate is a “listing service,” not a “deposit broker” and therefore deposits raised using the QwickRate service are not considered a form of brokered deposits.

At September 30, 2011, the Bank had outstanding loan commitments of $6.6 million to originate loans.  At September 30, 2011, certificates of deposit scheduled to mature in less than one year totaled $18.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  The Bank intends to utilize its liquidity to fund its lending activities.

Contractual Cash Obligations.  The following table summarizes our contractual cash obligations at September 30, 2011.

		Payments Due By Period
	Total at September 30, 2011	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Certificates of deposit	$36,195	$18,822	$10,136	$7,237	$-
Total contractual obligations	$36,195	$18,822	$10,136	$7,237	$-

Contract with Third Party Processor.  The Company is currently under contract with a third party processor for “on-line” data processing services.  The contract is for a four-year term which expires on April 17, 2014 and is automatically renewable after the initial term for successive terms of five years at the then current rates of the third party processor unless terminated by either party.

The expenses under this contract are included in Data Processing expense in the Consolidated Statements of Operations.  The following table summarizes future minimum payments under this contract at September 30, 2011.

		Payments Due By Period
	Total at September 30, 2011	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Total Contract with Third Party Processor	$524	$197	$327	$-	$-

Regulatory Capital.  Hibernia Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At September 30, 2011, Hibernia Bank exceeded each of its capital requirements with ratios of 22.29%, 31.98% and 32.71%, respectively.

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

Commitments.  The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2011.

	Total Amounts	Amount of Commitment Expiration - Per Period
	Commited at	To	1-3	4-5	After 5
	September 30, 2011	1 Year	Years	Years	Years
		(In thousands)
Lines of credit	$1,841	$1,841	$--	$--	$--
Undisbursed portion of loans in process	4,125	4,125	--	--	--
Commitments to originate loans	6,584	6,584	--	--	--
Total commitments	$12,550	$12,550	$--	$--	$--

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The following presents the Company’s repurchase activity during the three month period ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2011 – July 31, 2011	--	$--	--	27,883
August 1, 2011 – August 31, 2011	--	--	--	27,883
September 1, 2011 – September 30, 2011	--	--	--	27,883
Total	--	$--	--	27,883

Notes to this table:

(a)
On May 27, 2010, the Company announced by press release its second stock repurchase program to repurchase 52,883 shares, or 5% of its outstanding common stock. The program does not have an expiration date.

The following table presents the purchasing activity of the Recognition and Retention Plan Trust during the three month period ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2011 – July 31, 2011	--	$--	--	24,533
August 1, 2011 – August 31, 2011	--	--	--	24,533
September 1, 2011 – September 30, 2011	--	--	--	24,533
Total	--	$--	--	24,533

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

______________________
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

HIBERNIA BANCORP, INC.

Date:	November 14, 2011	By:	/s/A. Peyton Bush, III
A. Peyton Bush, III
President and Chief Executive Officer

Date:	November 14, 2011	By:	/s/Donna T. Guerra
Donna T. Guerra
Assistant Secretary and Chief Financial Officer